Form 10-Q
period 2007-03-31
Pharmasset Inc
filed 2007-06-11
CIK 1301081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission File Number: 1-33428

Pharmasset, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	98-0406340
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

303-A College Road East Princeton, New Jersey	08540
(Address of registrant’s principal executive offices)	(Zip Code)

(609) 613-4100

(Telephone number, including area code)

N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    No  ☒

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of May 31, 2007 was 20,939,000.

PHARMASSET, INC.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. The forward-looking statements are principally contained in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. These forward-looking statements include statements about the following:

•	our product development efforts, in particular with respect to the clinical trial results and regulatory approval of clevudine, Racivir, R7128 and DFC;

•	the initiation, completion or success of preclinical studies and clinical trials;

•	clinical trial initiation and completion dates, anticipated regulatory filing dates and regulatory approval for our product candidates;

•	the commercialization of our product candidates by our collaborators;

•	our collaboration agreement with Roche, including potential milestone or royalty payments thereunder;

•	our intentions regarding the establishment of collaborations or the licensing of product candidates or intellectual property;

•	our intentions to expand our capabilities and hire additional employees;

•	anticipated operating losses, future revenues, research and development expenses, and the need for additional financing; and

•	our financial performance.

Forward-looking statements reflect our current views with respect to future events and are subject to risks and uncertainties. We discuss many of the risks and uncertainties associated with our business in greater detail under the heading “Risk Factors.” Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. All forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q.

You should read this Quarterly Report on Form 10-Q and the documents that we reference in it completely and with the understanding that our actual future results may be materially different from what we expect. Our business, financial condition, results of operations, and prospects may change. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information. The forward-looking statements contained in this Quarterly Report on Form 10-Q are subject to the safe-harbor protection provided by the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PHARMASSET, INC.

BALANCE SHEETS

	As of March 31, 2007 (Unaudited)	As of September 30, 2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$30,058,697	$26,182,316
Short-term investments	1,252,438	1,250,013
Amounts due under collaborative agreements	464,899	297,070
Prepaid expenses and other assets	543,891	359,082
Deferred offering costs	2,443,288	1,608,826

Total current assets	34,763,213	29,697,307

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
Laboratory, office furniture and equipment	2,240,577	1,877,095
Leasehold improvements	1,836,553	1,836,553

	4,077,130	3,713,648
Less accumulated depreciation and amortization	(982,510)	(544,725)

Total equipment and leasehold improvements, net	3,094,620	3,168,923
OTHER ASSETS	145,343	131,300

TOTAL	$38,003,176	$32,997,530

See notes to financial statements.

PHARMASSET, INC.

BALANCE SHEETS—(Continued)

	As of March 31, 2007 (Unaudited)	As of September 30, 2006
LIABILITIES, REDEEMABLE STOCK AND WARRANTS AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$726,216	$710,386
Accrued expenses	3,022,537	2,055,025
Deferred rent	124,462	124,462
Current portion of capital lease obligation	153,936	—
Deferred revenue	1,857,136	1,803,564

Total current liabilities	5,884,287	4,693,437

DEFERRED RENT	266,657	328,718

NON-CURRENT PORTION OF CAPITAL LEASE OBLIGATION	122,761	—

DEFERRED REVENUE	6,654,714	7,364,547

Total liabilities	12,928,419	12,386,702

REDEEMABLE STOCK AND WARRANTS:
Series B redeemable convertible preferred stock; $0.001 par value per share; 2,300,000 shares authorized, 367,999 shares issued, outstanding and convertible into 245,333 common shares at March 31, 2007 (unaudited) and September 30, 2006; liquidation value of $625,598 at March 31, 2007 (unaudited) and September 30, 2006	624,977	624,843
Series C redeemable convertible preferred stock; $0.001 par value per share; 1,357,798 shares authorized, 366,606 shares issued, outstanding and convertible into 250,121 common shares at March 31, 2007 (unaudited) and September 30, 2006; liquidation value of $1,997,997 at March 31, 2007 (unaudited) and September 30, 2006	1,996,715	1,996,440
Series D redeemable convertible preferred stock; $0.001 par value per share; 7,843,380 shares authorized, 2,505,686 shares issued, outstanding and convertible into 1,670,457 common shares at March 31, 2007 (unaudited) and September 30, 2006; liquidation value of $12,778,999 at March 31, 2007 (unaudited) and September 30, 2006	13,493,722	12,958,455
Series R redeemable convertible preferred stock; $0.001 par value per share; 400,000 shares authorized, issued, outstanding and convertible into 266,667 common shares at March 31, 2007 (unaudited) and September 30, 2006; liquidation value of $4,000,000 at March 31, 2007 (unaudited) and September 30, 2006	3,832,296	3,796,941
Series R-1 warrants to purchase 470,588 shares of Series R-1 redeemable convertible preferred stock for $12.75 per share, convertible into 313,725 common shares; exercisable starting October 26, 2004; expired October 26, 2006	—	264,000
Redeemable common stock; $0.001 par value per share; 213,307 shares authorized, issued and outstanding at March 31, 2007 (unaudited) and September 30, 2006	2,284,514	1,190,251

Total redeemable stock and warrants	22,232,224	20,830,930

STOCKHOLDERS’ EQUITY (DEFICIT):
Series A convertible preferred stock; $0.001 par value per share; 3,200,000 shares authorized, 2,639,722 shares issued, outstanding and convertible into 1,759,814 common shares at March 31, 2007 (unaudited) and September 30, 2006; liquidation value of $3,685,176 at March 31, 2007 (unaudited) and September 30, 2006	2,640	2,640
Series D-1 warrants to purchase 1,254,960 shares of D-1 convertible preferred stock for $0.10 per share, convertible into 836,640 common shares; exercisable starting August 4, 2006	5,411,932	5,411,932
Common stock; $0.001 par value per share; 30,000,000 shares authorized, 10,601,414 shares issued and outstanding at March 31, 2007 (unaudited); 30,000,000 shares authorized, 10,291,386 shares issued and outstanding at September 30, 2006	10,601	10,291
Additional paid-in capital	46,754,948	44,480,015
Accumulated other comprehensive income	4,730	2,305
Accumulated deficit	(49,342,318)	(50,127,285)

Total stockholders’ equity (deficit)	2,842,533	(220,102)

TOTAL	$38,003,176	$32,997,530

See notes to financial statements.

PHARMASSET, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE NET PROFIT (LOSS)

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
REVENUES:	$5,464,291	$3,537,894	$13,580,875	$4,370,645

COSTS AND EXPENSES:
Research and development	5,109,224	2,546,971	7,670,709	4,790,862
General and administrative	2,197,014	2,253,517	4,252,052	4,213,868

Total costs and expenses	7,306,238	4,800,488	11,922,761	9,004,730

OPERATING PROFIT (LOSS)	(1,841,947)	(1,262,594)	1,658,114	(4,634,085)
INVESTMENT INCOME	390,093	605,488	799,079	885,478
INTEREST EXPENSE	(5,092)	—	(6,933)	—

PROFIT (LOSS) BEFORE INCOME TAXES	(1,456,946)	(657,106)	2,450,260	(3,748,607)
PROVISION FOR INCOME TAXES	—	—	—	—

NET PROFIT (LOSS)	(1,456,946)	(657,106)	2,450,260	(3,748,607)
REDEEMABLE PREFERRED STOCK ACCRETION	286,834	276,403	571,030	550,328

NET PROFIT (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,743,780)	$(933,509)	$1,879,230	$(4,298,935)

COMPREHENSIVE NET PROFIT (LOSS):
NET PROFIT (LOSS)	$(1,456,946)	$(657,106)	$2,450,260	$(3,748,607)
UNREALIZED GAIN (LOSS) ON AVAILABLE-FOR-SALE INVESTMENTS	230	(100,213)	2,425	(56,946)

COMPREHENSIVE NET PROFIT (LOSS)	$(1,456,716)	$(757,319)	$2,452,685	$(3,805,553)

NET PROFIT (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE:
BASIC	$(0.16)	$(0.09)	$0.18	$(0.41)
DILUTED	$(0.16)	$(0.09)	$0.15	$(0.41)

WEIGHTED-AVERAGE SHARES OUTSTANDING:
BASIC	10,697,702	10,475,517	10,600,137	10,424,625
DILUTED	10,697,702	10,475,517	16,345,269	10,424,625

See notes to financial statements.

PHARMASSET, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss)	$2,450,260	$(3,748,607)
Adjustments to reconcile net profit (loss) to net cash provided by (used in) operating activities:
Depreciation	437,785	110,364
Non-cash stock compensation	1,133,284	153,753
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(201,704)	(1,005,364)
Accounts payable	15,830	(99,450)
Accrued expenses	289,564	(2,290,397)
Deferred rent	(62,060)	—
Deferred revenue	(656,261)	(2,425,538)

Net cash provided by (used in) operating activities	3,406,698	(9,305,239)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investments	—	10,800,000
Purchase of property, plant and equipment	(251,763)	(1,394,751)

Net cash (used in) provided by investing activities	(251,763)	9,405,249

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	877,960	297,553
Offering costs paid	(156,514)	(312,103)

Net cash provided by (used in) financing activities	721,446	(14,550)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,876,381	85,460

CASH AND CASH EQUIVALENTS—Beginning of period	26,182,316	33,441,500

CASH AND CASH EQUIVALENTS—End of period	$30,058,697	$33,526,960

SUPPLEMENTAL DISCLOSURES:	$—	$—
Income taxes paid
Income taxes refunded	$—	$—

NONCASH TRANSACTIONS:
Deferred compensation—Series A convertible preferred shares issuable	$—	$(300,719)
Accretion of redeemable preferred stock to redemption value	$571,030	$550,328
Accretion of redeemable common stock to redemption value	$1,094,263	$201,574
Fixed assets purchased on account	$276,697	$473,650
Unrealized (loss) gain on available-for-sale investments	$2,425	$(56,946)

See notes to financial statements.

PHARMASSET, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

1. THE COMPANY AND BASIS OF PRESENTATION

Business —The Company was incorporated as Pharmasset, Ltd. on May 29, 1998 under the laws of Barbados. The Company redomiciled under the laws of Delaware on June 8, 2004, as Pharmasset, Inc., and Pharmasset, Ltd. was dissolved on June 21, 2004. Pharmasset, Inc., then-existing as a Georgia corporation that was incorporated on June 5, 1998 and was the Company’s only subsidiary, was merged with and into the Delaware corporation on July 23, 2004.

The Company is a clinical-stage pharmaceutical company committed to discovering, developing and commercializing novel drugs to treat viral infections. The Company’s primary focus is on the development of oral therapeutics for the treatment of hepatitis B virus (HBV), hepatitis C virus (HCV) and human immunodeficiency virus (HIV). The Company currently has three product candidates: clevudine, in preparation for Phase 3 clinical trials for the treatment of HBV; R7128, a pro-drug of PSI-6130, in a Phase 1 clinical trial for the treatment of HCV; and Racivir, which has completed a Phase 2 clinical trial for the treatment of HIV. The Company is also applying its expertise in nucleoside chemistry to the discovery and development of additional antiviral therapeutics. The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, product development risks, protection of proprietary intellectual property, compliance with government regulations, dependence on key personnel, the need to obtain additional financing, uncertainty of market acceptance of products, and product liability.

Basis of Presentation —The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, which include normal recurring adjustments, necessary to present fairly the Company’s interim financial information.

The accompanying unaudited condensed financial statements and notes to condensed financial statements should be read in conjunction with the audited financial statements for the fiscal year ended September 30, 2006 included in the Company’s Registration Statement on Form S-1 (as amended), which was declared effective by the Securities and Exchange Commission ,or SEC, on April 26, 2007.

Reverse Stock Split —On March 1, 2007, the Company’s board of directors approved a 1.0 for 1.5 reverse stock split of the Company’s outstanding common stock which became effective on April 19, 2007. All common share and per common share amounts in the accompanying financial statements and notes to the financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock split.

Initial Public Offering —On May 2, 2007, the Company completed its initial public offering of 5,000,000 shares of its common stock at a public offering price of $9.00 per share. Net cash proceeds from the initial public offering were approximately $39.1 million, after deducting underwriting discounts, commissions and estimated offering expenses payable by the Company. In connection with the closing of the initial public offering, all of the Company’s shares of convertible preferred stock outstanding at the time of the offering were automatically converted into 4,192,392 shares of common stock.

In May 2007 the underwriters exercised their over-allotment option and purchased an additional 50,000 shares of our common stock at a public offering price of $9.00 per share, from which we received additional net cash proceeds of approximately $418,500.

Exercise of Warrants —On May 2, 2007, the Series D-1 warrants were exercised in full in connection with the Company’s initial public offering on a “net exercise” basis, which resulted in the Company issuing 250,658 shares of common stock to the warrant holders.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates —The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents —Cash and cash equivalents represent cash and highly liquid investments purchased within three months of the maturity date and consisted primarily of money market funds.

Investments —The Company invests available cash primarily in bank certificates of deposit and investment-grade commercial paper, corporate notes, and government securities. All investments are classified as available-for-sale and are carried at fair market value with unrealized gains and losses recorded in accumulated other comprehensive income. For purpose of determining realized gains and losses, the cost of securities sold is based on specific indentification.

Deferred Offering Costs —The Company has deferred specific incremental costs directly attributable to the initial public offering. Such costs will be charged against the proceeds from the initial public offering that was completed on May 2, 2007.

Equipment and Leasehold Improvements —Equipment and leasehold improvements are recorded at cost and are depreciated using the straight-line method over the following estimated useful lives of the assets: computer equipment—three years; laboratory and office equipment—seven years; and leasehold improvements—over the lesser of the estimated life of the asset or the lease term. Expenditures for maintenance and repairs are expensed as incurred. Capital expenditures, which improve and extend the life of the related assets, are capitalized.

Impairment of Long-Lived Assets —The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful lives of long-lived assets may require revision or that the carrying value of these assets may be impaired. To determine whether assets have been impaired, the estimated undiscounted future cash flows for the estimated remaining useful life of the respective assets are compared to the carrying value. To the extent that the undiscounted future cash flows are less than the carrying value, a new fair value of the asset is required to be determined. If such fair value is less than the current carrying value, the asset is written down to its estimated fair value.

Fair Value of Financial Instruments —The carrying amounts of cash and cash equivalents, amounts due under collaborative agreements, accounts payable, and accrued expenses approximate fair value because of their short-term nature. Investments at September 30, 2006 and March 31, 2007 are classified as available-for-sale securities and carried at fair market value.

Concentrations of Credit Risk, Suppliers and Revenues —The Company’s financial instruments that potentially subject it to concentrations of credit risk are cash and cash equivalents, and investments. The Company invests cash that is not currently being used in operations in accordance with its investment policy. The policy allows for the purchase of low-risk, investment grade debt securities issued by the United States government and very highly-rated banks and corporations, subject to certain concentration limits. The policy allows for maturities that are not longer than two years for individual securities and an average of one year for the portfolio as a whole.

The Company relies on certain materials used in its development process, some of which are procured from a single source. The failure of a supplier, including a subcontractor, to deliver on schedule could delay or interrupt the development process and thereby adversely affect the Company’s operating results.

During the three and six months ended March 31, 2006 and 2007, the Company derived a majority of its revenue from two customers (see Note 4).

Revenue Recognition —The Company records revenue provided that there is persuasive evidence that an arrangement exists and service has been performed, the price is fixed or determinable and collectibility is reasonably assured. The Company earns revenue under collaborative research and development arrangements and government research grants.

The Company follows the guidance of Emerging Issues Task Force (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables, in accounting for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. Revenue related to collaborative research and development arrangements includes nonrefundable license fees, milestones and research and development payments from the Company’s collaborative partners. Where the Company has continuing performance obligations under the terms of a collaborative arrangement, nonrefundable license fees are recognized as revenue over the specified development period as the Company completes its performance obligations. The determination of the performance period and expected level of effort involves management’s judgment.

Revenues from milestones related to an arrangement under which the Company has continuing performance obligations, if deemed substantive, are recognized as revenue upon achievement of the milestone. Milestones are considered substantive if all of the following conditions are met: the milestone payment is nonrefundable; achievement of the milestone was not reasonably assured at the inception of the arrangement; substantive effort is involved to achieve the milestone; and the amount of the milestone appears reasonable in relation to the effort expended, the other milestones in the arrangement and the related risk associated with the achievement of the milestone. If any of these conditions is not met, the milestone payment is deferred and recognized as revenue as the Company completes its performance obligations.

Where the Company has no continuing involvement under a collaborative arrangement, the Company records nonrefundable license fee revenue when the Company has the contractual right to receive the payment, in accordance with the terms of the license agreement, and records milestones upon appropriate notification to the Company of achievement of the milestones by the collaborative partner.

Government research grants that provide for payments to the Company for work performed are recognized as revenue when the related expense is incurred and the Company has obtained governmental approval to use the grant funds for these expenses.

Deferred revenue at September 30, 2006 and March 31, 2007 consisted primarily of payments received in advance of revenue recognized under collaborative agreements. Since the payments received under the collaborative agreements are non-refundable, the termination of a collaborative agreement prior to its completion could result in an immediate recognition of deferred revenue relating to payments already received from the collaborative partner but not previously recognized as revenue.

Research and Development Expenses —Research and development expenses consist primarily of salaries and related personnel expenses, fees paid to external service providers, costs of preclinical studies and clinical trials, drug and laboratory supplies, costs for facilities and equipment and the costs of intangibles that are purchased from others for use in research and development activities, such as in-licensed product candidates, that have no alternative future uses. Research and development expenses are included in operating expenses when incurred. Reimbursements received from the Company’s collaborators for third-party research and development expenses incurred by the Company on their behalf are recorded as a contra-expense. Amounts due from collaborators for reimbursement of research and development expenses are recorded on the balance sheets as amounts due under collaborative agreements.

Stock-Based Compensation — On October 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”). This Statement is a revision of SFAS 123 and supersedes APB 25 and its related implementation guidance. SFAS 123R requires companies to recognize stock compensation expense for awards of equity instruments to employees based on grant-date fair value of those awards (with limited exceptions). We adopted SFAS 123R using the modified prospective method, which results in recognition of compensation expense for all share-based awards granted or modified after October 1, 2006 as well as all unvested awards outstanding at the date of adoption. The cost is recognized as compensation expense over the life of the instruments, based upon the grant date fair value of the equity or liability instruments issued. The Company expects the adoption of SFAS 123R to result in stock compensation expense and therefore a reduction of income before income taxes in fiscal 2007 of approximately $1,600,000. The Company’s actual stock compensation expense in fiscal 2007 could differ materially from this estimate depending on the number, timing, magnitude and vesting of new awards and changes in the fair value or volatility of the Company’s common stock. Stock options granted to consultants are periodically valued as they vest in accordance with EITF 96-18, “ Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services ,” using a Black-Scholes option pricing model. Stock-based compensation expense is included in both research and development expenses and in general and administrative expenses in the statement of operations. Since the Company’s stock was not publicly traded prior to April 27, 2007, the expected volatility was calculated for each date of grant prior to having a publicly traded stock based on the “peer method.” The Company identified companies that trade publicly within the pharmaceutical industry that have similar SIC codes, employee count and revenues. The Company had chosen the weekly high price volatility for these companies for a period of 5 years. Effective October 1, 2006 the Company has used the weekly high price for these companies for a period of 6 years to coordinate with the expected term calculated pursuant to SAB 107. The volatility of the stock prices of these companies have decreased in the aggregate over the periods presented, therefore the expected volatility calculated for the Company has decreased. The assumptions used and weighted-average information for employee and director grants are as follows:

Employee and Director grants:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006 (1)	2007	2006 (1)
Risk free interest rate	4.69%	—	4.54%	—
Expected dividend yield	0.0%	—	0.0%	—
Expected lives (years)	6.02	—	6.06	—
Expected volatility	53.2%	—	54.1%	—
Weighted-average fair value of options granted	$2.49	—	$2.34	—

(1)	No options were granted in the six months ended March 31, 2006

During the quarter ended March 31, 2007, the Company granted 140,000 stock options at a fair value ranging from $2.36 to $3.02 per share, risk free interest rates ranging from 4.46% to 4.82%, an expected volatility of the market price of the Company’s common stock ranging from 51.52% to 53.60%, a dividend yield of 0%, an expected life ranging from 5.66 years to 6.11 years, an employee forfeiture rate of 11.03% and a director forfeiture rate of 1.70%. As a result of adopting SFAS123(R) on October 1, 2006, the Company recorded non-cash compensation expense of approximately $385,973 (including $1,671 of expenses for options granted to consultants), or $0.04 per share, in the quarter ended March 31, 2007. As of March 31, 2007, total unrecognized stock-based compensation expense resulting from the adoption of SFAS 123(R) was approximately $2,524,481, which has a weighted- average period of approximately 1.39 years to be recognized.

Prior to October 1, 2006, the Company elected to follow Accounting Principles Board (“APB”) Opinion No. 25, “ Accounting for Stock Issued To Employees “ (“APB 25”), and related interpretations to account for its stock-based employee compensation plans, and had adopted the pro forma disclosure option for stock-based compensation issued to employees under SFAS No. 123, “ Accounting for Stock-Based Compensation “ (“SFAS 123”). The table below presents a summary of the pro forma effects to reported net loss prior to October 1, 2006 as if the Company had elected to recognize stock-based compensation costs based on the fair value of the options granted as prescribed by SFAS 123.

	Three Months Ended March 31, 2006	Six Months Ended March 31, 2006
	(In thousands, except per share amounts)
Net loss attributable to common stockholders as reported	$(934)	$(4,299)
Add: stock based compensation expense included in reported net loss	315	639
Deduct: stock-based compensation expense determined under fair value method	(386)	(767)

Pro forma net loss	$(1,005)	$(4,427)

Net loss per share as reported:
Basic and diluted	$(0.09)	$(0.41)
Pro forma net loss per share:
Basic and diluted	$(0.10)	$(0.42)

Income Taxes —The Company accounts for income taxes under the asset and liability method. The Company provides deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the Company’s financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates expected to be in effect in the years in which the differences are expected to reverse. A valuation allowance is provided to reduce the deferred tax assets to the amount that is expected to be realized.

Preferred stock accretion —The Company uses the interest method to increase the carrying amount of its redeemable convertible preferred stock on each balance sheet date, so that the carrying amount, initially the fair value of the security on the date of issue, will equal the redemption amount at the earliest redemption date. These periodic increases to the carrying amount also use the interest method to include amounts representing dividends not currently declared or paid, but which will be payable under the redemption features if they are still accrued and unpaid at the redemption date.

Comprehensive Net (Loss) Profit —Components of comprehensive (loss) profit include net (loss) profit and unrealized gains (loss) on available-for-sale securities, net of tax. Comprehensive (loss) profit is represented in the statements of operations and comprehensive net (loss) profit.

Net (Loss) Profit Per Common Share —Basic net (loss) profit per common share is calculated by dividing net (loss) profit attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net (loss) profit per common share is calculated by dividing net (loss) profit attributable to common stockholders by the weighted average number of common shares and other dilutive securities outstanding during the period. Dilutive potential common shares resulting from the assumed exercise of outstanding stock options and warrants are determined based on the treasury stock method. Dilutive potential common shares resulting from the assumed conversion of convertible preferred stock are determined based on the as-converted method.

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
Numerator:
Net profit (loss) attributable to common stockholders	$(1,744)	$(934)	$1,879	$(4,299)
Denominator:
Weighted average common shares outstanding used in calculation of basic net profit (loss) per share	10,698	10,476	10,600	10,425
Effect of dilutive securities:
Common stock options	—	—	733	—
Preferred shares	—	—	4,193	—
Preferred stock warrants	—	—	819	—
Weighted average common shares outstanding used in calculation of diluted net profit (loss) per share	10,698	10,476	16,345	10,425
Net profit (loss) attributable to common stockholders per share:
Basic	$(0.16)	$(0.09)	$0.18	$(0.41)
Diluted	$(0.16)	$(0.09)	$0.15	$(0.41)

The following table summarizes the securities outstanding at the end of each period with the potential to become common stock that have been excluded from the computation of diluted net income (loss) attributable to common stockholders per share, as their effect would have been anti-dilutive.

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
Preferred shares	4,192	4,192	—	4,192
Preferred stock warrants	837	1,151	—	1,151
Options to purchase common stock	2,493	2,001	—	2,001

Total	7,522	7,344	—	7,344

Segment Reporting —Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions regarding resource allocation and assessing performance. The Company, which uses financial information in determining how to allocate resources and assess performance, has determined that it operates in one segment, which focuses on developing nucleoside analog drugs for the treatment of viral infections.

Recently Issued Accounting Standards —In July 2006, the FASB issued FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that, based solely on its technical merits, is more likely than not to be sustained upon examination by the applicable taxing authority. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006, although early adoption is permitted. The adoption of FIN 48 is not expected to have a material impact on the Company.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS 157 is not expected to have a material impact on the Company.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”, (“SFAS 159”), was issued. SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact this standard would have on its financial statements.

3. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	As of March 31, 2007	As of September 30, 2006
Accrued compensation	$407,317	$429,454
Accrued accounting fees	32,500	290,000
Accrued legal fees	1,142,714	377,838
Accrued license fees	195,000	390,000
Accrued clinical trial expenses	690,502	114,348
Other accrued expenses	554,504	453,385

	$3,022,537	$2,055,025

4. CONTRACT REVENUE AGREEMENTS

The following is a reconciliation between cash payments received and receivable under contract revenue agreements and contract revenue reported:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
	(In thousands)
Cash received/receivable	$5,000	$375	$12,925	$798
Deferred	—	(375)	(375)	(750)
Amortization	464	3,538	1,031	4,323

Contract revenue	$5,464	$3,538	$13,581	$4,371

The Company recorded revenue from the collaboration agreement with Incyte comprising 0.0%, 81.5%, 0.0% and 74.3% of total revenue in the three months ended March 31, 2007 and 2006, and the six months ended March 31, 2007 and 2006, respectively. The Company recorded revenue from the collaboration agreement with Hoffman-La Roche Inc. (“Roche”) comprising 100.0%, 18.5%, 99.6% and 24.7% of total revenue in the three months ended March 31, 2007 and 2006, and the six months ended March 31, 2007 and 2006, respectively. No other customer accounted for 10% or more of the Company’s total revenue in the periods presented herein.

Hoffmann-La Roche Inc. —In October, 2004, the Company entered into a collaboration and license agreement with Roche to develop PSI-6130, PSI-6130 pro-drugs and chemically related nucleoside polymerase inhibitors for all indications, including the treatment of chronic HCV infections. Roche paid the Company an up-front payment of $8.0 million and has agreed to pay future research and development costs. The up-front payment has been recorded as deferred revenue and is being amortized over the estimated development period. Roche has also agreed to make milestone and commercialization payments to the Company for PSI-6130 and its pro-drugs, the lead nucleoside compound of the collaboration, assuming successful development and marketing in Roche’s territories. The portion of the above payments recorded as deferred revenue on the Company’s balance sheet and not yet recognized as revenue as of March 31, 2007 and September 30, 2006 was $8,511,850 and $9,168,111, respectively.

In addition, the Company will receive royalties paid as a percentage of total annual net product sales, if any, and the Company will be entitled to receive one time performance payments should net sales from the product exceed specified thresholds.

The Company granted Roche worldwide rights, excluding Latin America and Korea, to PSI-6130 and its related compounds. The Company retained certain co-promotion rights in the United States. The Company will be required to pay to Roche royalties on net product sales, if any, in the territories the Company has retained. Roche will fund research related to the collaboration. Roche will fund and the Company will be responsible for preclinical work, the IND filing, and the initial clinical trial, while Roche will manage other preclinical studies and clinical development. Roche has reimbursed the Company for $578,898 and $1,280,331 in the three and six months ended March 31, 2007, respectively, under this agreement.

The agreement will terminate once there are no longer any royalty or payment obligations. Additionally, Roche may terminate the agreement in whole or in part by providing six months’ written notice to the Company. Otherwise, either party may terminate the agreement in whole or in part in connection with a material breach of the agreement by the other party that is not timely cured. In the event of termination, Roche must assign or transfer to the Company all regulatory filings, trademarks, patents, preclinical and clinical data related to this collaboration.

In conjunction with the agreement, Roche purchased $4.0 million in shares of the Company’s Series R redeemable convertible preferred stock and received warrants to purchase up to an additional 470,588 shares of Series R-1 redeemable convertible preferred stock. These shares and warrants were recorded at fair value for financial reporting purposes.

Incyte Corporation —In September 2003, the Company entered into a collaborative and license agreement with Incyte to develop and commercialize DFC for the treatment of HIV. The Company received an upfront payment of $6.25 million as a license fee, partial reimbursement for past development study and patent costs and in-process research and development. The upfront payment and related license and other direct costs had been amortized over the estimated time to Food and Drug Administration (“FDA”) approval of the drug, which coincided with the period over which the Company was to provide advisory services related to the development and regulatory approval of the drug.

On April 3, 2006, Incyte announced its decision to discontinue its development of DFC. Incyte has terminated the Company’s license agreement and returned its rights related to DFC to the Company. The Company is analyzing the preclinical and clinical data on DFC generated by Incyte. Based on the Company’s preliminary review of the data provided to it, the Company believes further analysis of the merits of continuing to develop DFC is warranted.

Under the agreement, the Company was to have received milestone payments and royalties on sales of the approved product. Incyte was responsible for all clinical development, patent and commercialization costs. The portion of the above payments recorded as deferred revenue on the Company’s balance sheet and not yet recognized as revenue as of March 31, 2007 and September 30, 2006 was $0 and $0, respectively. As a result of this termination, the Company will no longer be eligible to receive milestone payments or royalties from Incyte with respect to DFC, and the Company will be solely responsible for any additional expenses that it may incur in connection with the development of DFC.

5. STOCK-BASED COMPENSATION

During 1998, the Company established a stock option plan (the “Plan”) which, as amended, provides for the grant of up to 1,000,000 options to purchase the Company’s common stock to employees, directors, advisors, and consultants at per share exercise prices equal to the fair values of the shares on the dates of grant. In April and August 2004 and May 2006, the Plan was amended to allow for the grant of up to 1,333,333, 2,450,348 and 3,517,015 options, respectively to purchase the Company’s common stock. Generally, options granted under the Plan have a contractual life of 10 years and vest pro rata over a four (4) year term. A summary of the Company’s stock option activity during the six months ended March 31, 2007 is as follows:

	Number of Shares	Weighted-Average Exercise Price
Outstanding—September 30, 2006	2,375,983	3.53
Granted (unaudited)	317,066	4.02
Exercised (unaudited)	—	—
Forfeited (unaudited)	(30,192)	3.84

Outstanding—December 31, 2006 (unaudited)	2,662,858	3.59
Granted (unaudited)	140,000	4.50
Exercised (unaudited)	310,028	2.84
Forfeited (unaudited)	—	—

Outstanding—March 31, 2007 (unaudited)	2,492,830	$3.72

Exercisable—September 30, 2006	1,125,997	$3.75

Exercisable—December 31, 2006 (unaudited)	1,268,226	3.74

Exercisable—March 31, 2007 (unaudited)	1,113,185	$3.96

The range of exercise prices of options outstanding at March 31, 2007 was $1.50 to $8.18. The weighted average remaining contractual life of options outstanding at March 31, 2007 was 7.40 years. The total intrinsic value of options exercised during the six months ended March 31, 2007 was $449,158. The Company recognized compensation expense of $592,422, $1,133,284, $81,830 and $153,753 in the three and six months ended March 31, 2007, and the three and six months ended March 31, 2006, respectively, related to options issued to non-employees and employees. At March 31, 2007 and September 30, 2006, $4,694,809 (including $2,524,481 resulting from the adoption of SFAS 123(R)) and $1,423,167, respectively, of deferred stock-based compensation expense related to employee stock options remained unamortized.

	Outstanding March 31, 2007			Exercisable March 31, 2007
Exercise Price	Number of Options	Weighted–Average Remaining Contractual Life (in Years)	Weighted–Average Exercise Price	Number of Options	Weighted–Average Exercise Price
$1.50–2.99	211,166	2.16	$1.73	211,166	$1.73
3.00–4.49	1,911,623	8.39	3.41	568,645	3.24
4.50–5.99	58,333	6.96	5.24	31,666	5.06
6.00–7.49	279,040	5.02	6.60	269,040	6.60
7.50–8.18	32,667	4.41	8.18	32,667	8.18

As of March 31, 2007, there were 2,373,549 options outstanding that were either vested or expected to vest in the future, of which 1,113,185 options were currently exercisable, with weighted average exercise prices of $3.74 and $3.96 per share, aggregate intrinsic values of 4,852,908 and $2,199,187, and weighted average remaining contractual terms of 7.33 and 5.90 years, respectively.

6. INCOME TAXES

The Company’s effective tax rate for the three months and six months ended March 31, 2007 was zero, as the Company expects to have a loss for the full tax year and has accumulated net operating loss carryforwards well in excess of the non-recurring profit experienced in the these periods. The net deferred tax asset as of March 31, 2007 remains fully offset by a valuation allowance since it is more likely than not that such tax benefits will not be realized.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with our financial statements and the related notes to those financial statements included elsewhere in this Quarterly Report on Form 10-Q and in our Registration Statement on Form S-1 (File No. 333-133907).

Overview

We are a clinical-stage pharmaceutical company committed to discovering, developing and commercializing novel drugs to treat viral infections. Our primary focus is on the development of oral therapeutics for the treatment of HBV, HCV and HIV. Our research and development efforts focus on a class of compounds known as nucleoside analogs, which act to inhibit the natural enzymes required for viral replication. We are currently focusing on three product candidates, two of which we are developing ourselves and one of which we are developing with a strategic partner: clevudine, for the treatment of HBV, expected to enter Phase 3 registration clinical trials in the third calendar quarter of 2007; R7128, for the treatment of HCV, in a Phase 1 clinical trial; and Racivir, for the treatment of HIV, in a Phase 2 clinical trial. Additionally, we are evaluating the efficacy and safety of DFC for the treatment of HIV following the completion of a Phase 2b clinical trial. We are also applying our expertise in nucleoside chemistry to the discovery and development of additional antiviral therapeutics.

Clevudine is an oral, once-daily pyrimidine nucleoside analog that we are developing for the treatment of HBV. We licensed clevudine from Bukwang, a Korean pharmaceutical company. Bukwang recently initiated the commercial launch of clevudine in the Korean market under the brand name Levovir now that clevudine has received final approval from Korean regulators. In two completed Korean Phase 3 clinical trials in 337 patients, Studies 301 and 302, clevudine demonstrated the ability to significantly reduce HBV viral load in patients. In March 2006, Bukwang completed Study 303, a Korean open-label study of clevudine in 55 HBV patients, including 15 patients in whom the e-antigen was not present and who have not been previously exposed to antiviral therapies, referred to as treatment-naïve patients. The results of Study 303 are consistent with the results of Studies 301 and 302. Additionally, in Study 303, 80% of e-antigen negative patients sustained a viral load that was undetectable by PCR 12 weeks after completing the 48-week course of therapy. We plan to initiate two Phase 3 clinical trials of clevudine in the United States and Europe in the third calendar quarter of 2007 to determine its safety and efficacy in patients given 30 mg of clevudine per day over a 48-week treatment course when compared to adefovir, an approved HBV therapy.

In October 2006, Roche and we initiated a Phase 1 clinical trial with R7128 designed to assess the safety and pharmacokinetics of R7128 in healthy volunteers and HCV-infected patients, as well as provide antiviral potency data over 14 days in HCV-infected patients. We currently anticipate that the data from this study will be available in the fourth calendar quarter of 2007, and we anticipate the initiation of a Phase 2 combination study of R7128 with Pegasys and Copegus in the first half of 2008. Further testing will be required to provide enough evidence regarding safety and efficacy to support an application with the FDA in the future. In November 2005, Roche and we initiated a clinical trial outside the United States in healthy human volunteers to assess the safety and pharmacokinetics of orally administered PSI-6130. In this study, single oral doses of PSI-6130 were generally well-tolerated with no serious adverse events in doses up to 3,000 mg and achieved bioavailability and pharmacokinetic properties that are likely to be associated with antiviral activity in people infected with HCV. We believe that R7128 may be able to achieve similar results at a lower dose.

Racivir is an oral, once-daily cytidine nucleoside analog that we are developing as an HIV therapy for use in combination with other approved HIV drugs. In a recently completed Phase 2 clinical trial, for those patients carrying the M184V mutation and less than three thymidine analog mutations, replacing lamivudine with Racivir in their existing combination therapies caused a mean decrease in viral load of 0.7 log (80% reduction) in the second week of treatment, with 28% of these patients achieving an undetectable level of virus (less than 400 copies per milliliter) and 64% of these patients achieving at least a 0.5 log decrease (68% reduction) in viral load.

DFC is an oral, once-daily cytidine nucleoside analog that we are evaluating for the treatment of HIV. We had been developing DFC in collaboration with Incyte Corporation until April 2006 when Incyte terminated our license agreement and returned its rights related to DFC to us. We are analyzing the preclinical and clinical data on DFC generated by Incyte. Based on our preliminary review of the data provided to us, we believe further analysis of the merits of continuing to develop DFC is warranted.

Results of prior clinical trials do not provide enough evidence to support an NDA filing with the FDA and additional trials will be needed. Results of our ongoing trials and any future trials we may conduct may not corroborate earlier results.

We have incurred substantial operating losses since our inception because we have devoted substantially all of our resources to our research and development activities and have not generated any revenue from the sale of approved drugs. As of March 31, 2007, we had an accumulated deficit of $49.3 million. We expect our operating losses to increase for at least the next several years as we continue to pursue the clinical development of clevudine, Racivir and our other product candidates, and as we expand our discovery and development pipeline. We expect our compensation expense to increase in the future as we implement our planned increase in the number of our employees.

We have funded our operations primarily through the sale of equity securities, payments received under collaboration agreements, government grants and interest earned on investments. We expect to continue to fund our operations over the next several years through the net proceeds of our initial public offering completed on May 2, 2007, our existing cash resources, potential future milestone payments that we expect to receive from Roche if certain conditions are satisfied, interest earned on our investments and additional capital to be raised through public or private equity offerings or debt financings. We will require significant additional financing in the future to fund our operations. Additional financing may not be available on acceptable terms, if at all. As of March 31, 2007, we had approximately $30.1 million of cash and cash equivalents and approximately $1.3 million of short-term investments.

Corporate History

We were initially incorporated as Pharmasset, Ltd. on May 29, 1998 under the laws of Barbados. We became domesticated as a corporation under the laws of the State of Delaware on June 8, 2004 as Pharmasset, Inc., and the existence of Pharmasset, Ltd. in Barbados was discontinued on June 21, 2004. Pharmasset, Inc., then-existing as a Georgia corporation and our only subsidiary, was merged with and into us on July 23, 2004. We currently have no subsidiaries.

Revenue

All of our product candidates are currently in development, and, therefore, we do not expect to generate any direct revenue from drug product sales for at least the next several years, if at all. Our revenues to date have been generated primarily from milestone payments under our collaboration agreements, license fees, research funding and grants. We currently have one collaboration agreement with Roche for the development of PSI-6130, its pro-drugs and related compounds. When we entered into our collaboration agreement with Roche in October 2004, Roche subsequently paid us an up-front payment of $8.0 million. Pursuant to the terms of our collaboration agreement with Roche, we received $7.5 million during the three months ended December 31, 2006 and $5.0 million during the three months ended March 31, 2007. As of March 31, 2007, we had received an aggregate of $25.5 million in payments under the Roche collaboration agreement, including research funding and related fees as well as up-front and milestone payments.

Under the current terms of the Roche collaboration agreement, if we succeed in obtaining all of the regulatory approvals specified in the agreement for PSI-6130 or a pro-drug of PSI-6130, including R7128, the maximum future development and commercialization milestone payments payable to us are $122.5 million. We are entitled to receive $7.5 million of these milestone payments if and when our ongoing Phase 1 clinical trial of R7128 is successfully completed or upon initiation of the first Phase 2 clinical trial or upon initiation of a long term chronic toxicology study. Receipt of any additional milestone payments depends on many factors, some of which are beyond our control. We cannot assure you that we will receive any of these future payments. Additional milestone funding may be payable to us if molecules in addition to PSI-6130 or its pro-drugs are developed under the Roche agreement.

We expect our revenues for the next several years to be derived primarily from payments under our current collaboration agreement with Roche and any additional collaborations that we may enter into in the future. In addition to the payments described above, we may receive future royalties on product sales, if any, under our collaboration agreement with Roche.

Research and Development Expenses

Our research and development expenses consist primarily of salaries and related personnel expenses, fees paid to external service providers, up-front payments under our license agreements, patent-related legal fees, costs of preclinical studies and clinical trials, drug and laboratory supplies and costs for facilities and equipment. We use external service providers to manufacture our product candidates for clinical trials and for the substantial majority of our preclinical and clinical development work. We charge all research and development expenses to operations as they are incurred. Our research and development activities are primarily focused on the development of clevudine, Racivir, R7128 and DFC. We are responsible for all costs incurred in the future in the clinical development of clevudine for registration in North America, Europe and certain other territories, where we have the rights to develop and commercialize clevudine, which we in-licensed from Bukwang. We are responsible for all costs incurred in the clinical development of Racivir, as well as the research costs associated with our other internal research programs. Incyte had been funding the clinical development and commercialization of DFC, but upon its return to us by Incyte, we will be responsible for any additional expenses. Under our collaboration with Roche, Roche will fund the clinical development and commercialization of PSI-6130 and its pro-drugs, including R7128. Under this collaboration, Roche will reimburse us for all of the currently expected external expenses (up to $4.5 million) associated with, and we will be responsible for, certain preclinical work, the IND filing, and the initial clinical trial. Roche will fund all of the expenses of, and be responsible for, other preclinical studies and future clinical development. We will continue to develop and retain worldwide rights to ongoing and future HCV programs unrelated to the PSI-6130 series of nucleoside polymerase inhibitors licensed to Roche.

We are currently focused on advancing the clinical development of clevudine and Racivir. We anticipate that we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis. These determinations will be made in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment as to the product candidate’s commercial potential. In 2007, we expect to initiate and fund a Phase 3 clinical program for clevudine. We currently estimate it will cost approximately $72.0 million, including the internal personnel costs associated with conducting these trials, to progress clevudine’s clinical program to the filing of a New Drug Application with the FDA. Additionally, in connection with the initiation of this Phase 3 clinical program, we anticipate triggering an obligation to make a milestone payment of $1.0 million to Bukwang. We do not believe, however, that it is possible at this time to accurately project total program-specific expenses through commercialization for clevudine or any of our other product candidates. There are numerous factors associated with the successful commercialization of any of our drug candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Product candidates that may appear promising at early stages of development may not reach the market for a number of reasons. Product candidates may be found ineffective or cause harmful side effects during clinical trials, may take longer to progress through clinical trials than anticipated, may fail to receive necessary regulatory approvals and may prove impracticable to manufacture in commercial quantities at reasonable cost and with acceptable quality. The lengthy process of seeking FDA approvals requires the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining regulatory approvals could materially adversely affect our product development efforts. Because of these risks and uncertainties, we cannot predict when or whether we will successfully complete the development of our product candidates or the ultimate product development cost or whether we will obtain any approval required by the FDA on a timely basis, if at all.

As we obtain results from clinical trials, we may elect to discontinue or delay preliminary studies or clinical trials for a product candidate or development program in order to focus our resources on more promising product candidates or programs. We expect our research and development expenses to increase substantially as we continue the clinical development of clevudine and Racivir and as we continue our research and development activities. The maximum aggregate milestone payments related to clevudine that we will have to pay to Bukwang if we succeed in obtaining all of the regulatory approvals and reach all marketing milestones specified in our agreement with Bukwang are $24.0 million. Additionally, we may pay up to an aggregate of $3.9 million in future milestone payments related to development and regulatory events under our license agreement for DOT with RFS Pharma LLC.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for employees in executive and operational functions, including accounting, finance, legal, business development, investor relations, information technology and human resources. Other significant general and administration costs include facilities costs and professional fees for outside accounting and legal services, travel, insurance premiums and depreciation. We expect general and administrative costs to increase significantly in connection with our planned growth. We anticipate increases in expenses associated with being a public company, including expenses relating to directors’ and officers’ insurance, legal and accounting services, investor relations and other internal resource requirements arising from additional compliance and reporting obligations imposed by the federal securities laws and the Sarbanes-Oxley Act of 2002, including Section 404, which requires management’s assessment of internal controls, and the Nasdaq Global Market.

Results of Operations

Three Months and Six Months Ended March 31, 2007 and 2006

Revenues. Revenues increased to $5.5 million during the quarter ended March 31, 2007 from $3.5 million during the three months ended March 31, 2006. This $2.0 million increase from the year ago period was primarily due to our receipt of a $5.0 million milestone payment from Roche. In addition, the $3.5 million of revenues in the year ago period included $2.8 million of the accelerated recognition of deferred revenue related to Incyte Corporation’s termination of our license agreement to develop and commercialize DFC.

Revenues increased to $13.6 million during the six months ended March 31, 2007 from $4.4 million during the six months ended March 31, 2006. This $9.2 million increase from the year ago period was primarily due to our receipt of milestone payments from Roche totaling $12.5 million during the six months ended March 31, 2007. In addition, (as noted above) the $4.4 million of revenues in the year ago period included $3.2 million of revenue related to our license agreement with Incyte Corporation to develop and commercialize DFC.

The following is a reconciliation between cash payments received and receivable under contract revenue agreements and contract revenue reported:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
	(In thousands)
Cash received/receivable	$5,000	$375	$12,925	$798
Deferred	—	(375)	(375)	(750)
Amortization	464	3,538	1,031	4,323

Contract revenue	$5,464	$3,538	$13,581	$4,371

Research and Development Expenses. Research and development expenses increased to $5.1 million during the quarter ended March 31, 2007 from $2.5 million in the three months ended March 31, 2006. This net increase of $2.6 million from the year ago period primarily consists of a $2.5 million increase in Phase 3 clinical trial expenses for Clevudine, $0.3 million in Phase 2 clinical trial expenses for Racivir, $0.2 million in depreciation expense, and $0.2 million of non-cash stock compensation expenses (primarily resulting from the adoption of SFAS 123(R) on October 1, 2006). Partially offsetting these increases was a $0.7 million decrease in licensing expenses, which included a one-time license agreement with RFS Pharma LLC for a molecule called dioxolane thymine, or DOT, and accelerated amortization expense associated with the termination of the license agreement between us and Incyte Corporation.

Research and development expenses increased to $7.7 million during the six months ended March 31, 2007 from $4.8 million in the six months ended March 31, 2006. This net increase of $2.9 million from the year ago period primarily consists of a $1.6 million increase in Phase 3 clinical trial expenses for Clevudine, $0.3 million in Phase 2 clinical trial expenses for Racivir, $0.4 million in depreciation expense, and $0.4 million of non-cash stock compensation expenses (primarily resulting from the adoption of SFAS 123(R) on October 1, 2006). Partially offsetting these increases was a $0.7 million decrease in licensing expenses, which included a one-time license agreement with RFS Pharma LLC for DOT, and accelerated amortization expense associated with the termination of the license agreement between us and Incyte Corporation.

General and Administrative Expenses. General and Administrative expenses were $2.2 million during the quarter ended March 31, 2007, consistent with the $2.3 million of general and administrative expenses in the three months ended March 31, 2006, as non-cash stock compensation expenses of $0.3 million (resulting from the adoption of SFAS 123(R) on October 1, 2006) were offset by reductions in legal and facility relocation expenses during the quarter ended March 31, 2007.

General and Administrative expenses were $4.3 million during the six months ended March 31, 2007, consistent with the $4.1 million of general and administrative expenses in the six months ended March 31, 2006, as non-cash stock compensation expenses of $0.6 million (resulting from the adoption of SFAS 123(R)) were offset by a reduction in legal and relocation expenses during the six months ended March 31, 2007.

Investment Income. Investment income decreased to $390,093 in the quarter ended March 31, 2007 from $605,488 in the quarter ended March 31, 2006, and decreased to $799,079 in the six months ended March 31, 2007 from $885,478 in the six months ended March 31, 2006. The decreases were due to lower average cash balances during the periods ended March 31, 2007 compared to the periods ended March 31, 2006.

Preferred Stock Accretion. Preferred stock accretion was $286,834 in the quarter ended March 31, 2007 and $276,403 in the quarter ended March 31, 2006, and $571,030 in the six months ended March 31, 2007 and $550,328 in the six months ended March 31, 2006. The increases were attributable to the increase in redemption value of the preferred stock as it approaches its redemption date. The company used the interest rate method to calculate accretion value.

Liquidity and Capital Resources

From inception to March 31, 2007, we have funded our operations primarily through private placements of our equity securities, payments received under our collaboration agreements, and government grants. From inception to March 31, 2007, we have raised approximately $62.0 million in net proceeds from sales of our equity securities. At March 31, 2007, we held approximately $30.1 million in cash and cash equivalents and approximately $1.3 million of short-term investments. We have invested a substantial portion of our available cash funds in investment securities consisting of investment grade, marketable debt instruments of corporations, government agencies and financial institutions.

On May 2, 2007 we completed our initial public offering of 5,000,000 shares of our common stock at a public offering price of $9.00 per share for gross proceeds of $45 million. Net proceeds from the initial public offering are estimated to be approximately $39.1 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us.

In May 2007 the underwriters exercised their over-allotment option and purchased an additional 50,000 shares of our common stock at a public offering price of $9.00 per share, from which we received additional net cash proceeds of approximately $418,500.

Net cash provided by (used in) operating activities was $3.4 million in the six months ended March 31, 2007 and $(9.3) million in the six months ended March 31, 2006. The increase in cash provided by operations in 2007 as compared to 2006 was primarily due to the $12.5 million of milestone payments we received from Roche during the six months ended March 31, 2007.

Net cash (used in) provided by investing activities was $(251,763) in the six months ended March 31, 2007 and $9.4 million in the six months ended March 31, 2006. The decrease in cash provided by investing activities in 2007 as compared to 2006 was primarily due to the funding of our 2007 operations primarily with milestone payments from Roche, whereas our 2006 operations were funded primarily by selling investments.

Net cash provided by (used in) financing activities increased to $721,446 in the six months ended March 31, 2007 from $(14,550) in the six months ended March 31, 2006 due to the increase in proceeds from the exercise of stock options and the decrease in payment of the offering costs of the initial public offering.

Developing drugs, conducting clinical trials and commercializing products is expensive and we will need to raise substantial additional funds to achieve our strategic objectives. Although we believe our cash resources as of March 31, 2007 together with the net proceeds of our initial public offering and anticipated payments under our existing collaboration agreements will be sufficient to fund our projected cash requirements for the next 18 months, we will require significant additional financing in the future to complete our clinical trials for clevudine and fund our other operations. Additional financing may not be available on acceptable terms, if at all. Our future capital requirements will depend on many factors, including:

•	the progress and costs of our preclinical studies, clinical trials and other research and development activities;

•	the scope, prioritization and number of our clinical trials and other research and development programs;

•	the amount of revenues we receive under our collaboration agreements;

•	the costs of the development and expansion of our operational infrastructure;

•	the costs and timing of obtaining regulatory approval;

•	the ability of our collaborators to achieve development milestones, marketing approval and other events or developments under our collaboration agreements;

•	the costs of filing, prosecuting, enforcing and defending patent claims and other intellectual property rights;

•	the costs and timing of securing manufacturing arrangements for clinical or commercial production;

•	the costs of establishing sales and marketing capabilities or contracting with third parties to provide these capabilities for us;

•	the costs of acquiring or undertaking development and commercialization efforts for any future product candidates;

•	the magnitude of our general and administrative expenses; and

•	any costs that we may incur under current and future licensing arrangements relating to our product candidates.

Until we can generate significant continuing revenues, we expect to satisfy our future cash needs through payments received under our collaborations, debt or equity financings, or by out-licensing other product candidates. We cannot be certain that additional funding will be available to us on acceptable terms, or at all. If funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or our commercialization efforts.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosures. We review our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ substantially from these estimates under different assumptions or conditions. Our significant accounting policies are described in more detail in note 2 of the notes to financial statements included in this Quarterly Report on Form 10-Q; however, we believe that the following accounting policies are critical to the judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

We recognize revenues in accordance with Securities and Exchange Commission Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition. SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectibility is reasonably assured. Our revenues are primarily related to our collaboration agreements, and these agreements provide for various types of payments to us, including non-refundable upfront license fees, research and development payments, milestones, and royalties.

Non-refundable payments received upon contract signing are recorded as deferred revenue and recognized as revenue as the related activities are performed. The period over which these activities are to be performed is based upon management’s estimate of the development period. Changes in management’s estimate could change the period over which revenue is recognized. Payments for research funding are recognized as revenues as the related research activities are performed. We will recognize revenue from non-refundable milestone payments when earned, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement and (ii) we do not have ongoing performance obligations. Any amounts received under the agreements in advance of performance are recorded as deferred revenue and recognized as revenue as the company completes its performance obligations. Where we have no continuing involvement under a collaborative arrangement, we record nonrefundable license fee revenue when we have the contractual right to receive the payment, in accordance with the terms of the license agreement, and record milestones upon appropriate notification to us of achievement of the milestones by the collaborative partner.

Accrued Expenses

We are required to estimate accrued expenses as part of our process of preparing financial statements. This process involves estimating the level of service performed on our behalf and the associated cost incurred in instances where we have not been invoiced or otherwise notified of actual costs. Examples of areas in which subjective judgments may be required include costs associated with services provided by contract organizations for preclinical development, clinical trials and manufacturing of clinical materials. We account for expenses associated with these external services by determining the total cost of a given study based on the terms of the related contract. We accrue for costs incurred as the services are being provided by monitoring the status of the trials and the invoices received from our external service providers. In the case of clinical trials, the estimated cost normally relates to the projected costs of treating the patients in our trials, which we recognize over the estimated term of the trial according to the number of patients enrolled in the trial on an ongoing basis, beginning with patient enrollment. As actual costs become known to us, we adjust our accruals. To date, the number of clinical trials and related research service agreements have been relatively limited and our estimates have not differed significantly from the actual costs incurred. We expect, however, as clinical trials for clevudine, Racivir and the PSI-6130 pro-drug advance, that our estimated accruals for clinical and research services will be more material to our operations in future periods.

Stock-based Compensation

We account for stock-based employee compensation arrangements in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires companies to recognize stock compensation expense for awards of equity instruments to employees based on grant-date fair value of those awards (with limited exceptions). We adopted SFAS 123R using the modified prospective method, which results in recognition of compensation expense for all share-based awards granted or modified after October 1, 2006 as well as all unvested awards outstanding at the date of adoption. The cost is recognized as compensation expense over the life of the instruments, based upon the grant-date fair value of the equity or liability instruments issued. Prior to October 1, 2006, we accounted for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “ Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations and had adopted the pro forma disclosure option for stock-based employee compensation under SFAS No. 123, “ Accounting for Stock-Based Compensation” (“SFAS No. 123”). Stock options granted to consultants are periodically valued as they vest in accordance with EITF 96-18, “ Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” using a Black-Scholes option pricing model. The fair value of our employee options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three and six months ended March 31, 2007, respectively: risk-free interest rate of 4.69% and 4.54%; expected life of the option of 6.02 years and 6.06 years; expected volatility of 53.2% and 54.1%; and no dividend yield. No options were granted in the six months ended March 31, 2006.

Recently Issued Accounting Standards

In July 2006, the FASB issued FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that, based solely on its technical merits, is more likely than not to be sustained upon examination by the applicable taxing authority. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006, although early adoption is permitted. The adoption of FIN 48 is not expected to have a material impact on the company.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS 157 is not expected to have a material impact on the company.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”, (“SFAS 159”), was issued. SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact this standard would have on our financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We invest our excess cash in high quality, interest-bearing securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality marketable debt instruments of corporations, government agencies and financial institutions with maturities of less than two years. If a 10% change in interest rates were to have occurred on March 31, 2007, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

Foreign Currency Exchange Rate Risk

We may be subject to exposure to fluctuations in foreign exchange rates in connections with service agreements. To date, the effect of the exposure to these fluctuations in foreign exchange rates has not been material, and we do not expect it to be material in the foreseeable future. We do not hedge our foreign currency exposures and have not used derivative financial instruments for speculation or trading purposes.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2007 that materially affected, or are reasonably likely materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

Risks Related to Drug Discovery, Development and Commercialization

We are subject to significant regulatory requirements, which could delay, prevent or limit our ability to market our product candidates, including clevudine, Racivir, R7128 and DFC.

Our research and development activities, preclinical studies, clinical trials, manufacturing and the anticipated marketing of our product candidates are subject to extensive regulation by a wide range of governmental authorities in the United States, including the FDA and by comparable authorities in Europe and elsewhere. To date, none of our product candidates has been approved for sale by the FDA or any foreign regulatory authority except clevudine, for which Bukwang has recently received marketing approval in Korea. Neither we nor our collaborators, independently or collectively, will be able to commercialize any of our product candidates until we or they obtain FDA approval in the United States or approval by comparable regulatory agencies in Europe and other countries. To satisfy FDA or foreign regulatory approval standards for the commercial sale of our product candidates, we must, among other requirements, demonstrate in adequate and well-controlled clinical trials that our product candidates are safe and effective. We, Institutional Review Boards (IRBs), the FDA or applicable foreign regulatory authorities could suspend the clinical trials of a drug candidate at any time if there is a concern that the patients participating in such clinical trials are being exposed to unacceptable health risks or for other reasons. Adverse side effects of a product candidate on patients in a clinical trial could result in the FDA or foreign regulatory authorities refusing to approve a particular drug candidate for any and all indications of use.

We have conducted initial preclinical studies and early-stage clinical trials of Racivir, PSI-6130, of which R7128 is a pro-drug, and DFC. These trials were not primarily designed to demonstrate the efficacy of Racivir, PSI-6130 or DFC as therapeutic agents, but rather to collect data on safety and assist in determining the appropriate dose. Even if our product candidates achieve positive results in preclinical and early clinical trials, similar results may not be observed in subsequent trials and results may not prove to be statistically significant or demonstrate safety and efficacy to the satisfaction of the FDA or other regulatory agencies.

The FDA also regulates the manufacturing facilities of our third-party manufacturers. Prior to approval, the FDA inspects manufacturing facilities to ensure compliance with current Good Manufacturing Practices, or cGMP, including quality control and record-keeping measures. Post-approval, the FDA and certain state agencies subject these facilities to unannounced inspections to ensure continued compliance with cGMP. Failure to satisfy the pre-approval inspection or subsequent discovery of problems with a product, or a manufacturing or laboratory facility used by us or our collaborators, may result in an inability to receive approval, recall of products, delay in approval or restrictions on the product or on the manufacturing post-approval, including a withdrawal of the drug from the market or suspension of manufacturing.

We will also require foreign regulatory approval with respect to the sale of our products outside of the United States. Foreign regulatory approval processes include all of the risks associated with the FDA approval processes described above, as well as risks attributable to the satisfaction of local regulations in foreign jurisdictions. Approval by the FDA does not assure approval by foreign regulatory authorities, and the fact that clevudine has been approved by Korean regulatory authorities does not mean that the FDA will approve clevudine. Many foreign regulatory authorities have different approval and standards from those required by the FDA and may impose additional testing requirements for our product candidates. Furthermore, international ethical review boards may cause the start dates of our clinical trials to be delayed pending their review of safety data, clinical procedures, and comments provided by foreign regulatory authorities. We have had limited interaction with foreign regulatory authorities. We may not obtain foreign regulatory approvals on a timely basis, if at all. We may not be able to file for foreign regulatory approvals and may not receive necessary approvals to commercialize our existing and future product candidates in any market.

The regulatory approval process is expensive, and the time required to complete clinical trials and for FDA and foreign regulatory approval processes is uncertain and typically takes many years. Our analysis of data obtained from our preclinical and clinical trials is subject to confirmation and interpretation by different regulatory authorities who may have different views on the design, scope or results of our clinical trials, which could delay, limit or prevent regulatory approval. Changes in the regulatory approval policy during the development period of any of our product candidates, changes in, or the enactment of, additional regulations or statutes, or changes in regulatory review practices for a submitted product application may cause a delay in obtaining approval or result in the rejection of an application for regulatory approval. We could also encounter unanticipated delays or increased costs due to government regulation from future legislation or administrative action or changes in FDA or foreign regulatory policies during the period of product development, clinical trials or regulatory review.

As a result of the foregoing factors, our product candidates could require a significantly longer time to gain regulatory approval than expected, or may never gain approval. We cannot assure you that, even after expending substantial time and financial resources, we will obtain regulatory approval for any of our product candidates. A delay or denial of regulatory approval could delay or prevent our ability to generate product revenues and to achieve profitability. Regulatory approval, if obtained, may be made subject to limitations on the distribution of and indicated uses for which we may market a product, which could limit the size of the market for a product and adversely affect our potential product revenues.

Our product candidates must undergo rigorous clinical trials, the results of which are uncertain and could substantially delay or prevent us from bringing drugs to market.

Before we can obtain regulatory approval for a product candidate, we must undertake extensive clinical trials in humans to demonstrate safety and efficacy to the satisfaction of the FDA or other regulatory agencies. Clinical trials of new product candidates sufficient to obtain regulatory marketing approval are complex and expensive and take years to complete. In addition, the results obtained in earlier-stage testing may not be indicative of results in future trials. For example, estimates of viral load reduction and activity against HBV, HCV and HIV obtained from preclinical studies and small-scale clinical trials are not necessarily indicative of results that could be achieved in larger clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier preclinical studies and clinical trials. We cannot assure you that we will successfully complete our planned clinical trials. Our collaborators or we may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent us from receiving regulatory approval or commercializing our product candidates, including the following events:

•	our clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical and/or preclinical studies or to abandon programs;

•	trial results may not meet the level of statistical significance required by the FDA or other regulatory agencies;

•	we, IRBs, or regulators, may suspend or terminate clinical trials if the participating patients are being exposed to unacceptable health risks; and

•

the effects of our product candidates on patients may not be the desired effects or may include undesirable side effects or other characteristics that may delay or preclude regulatory approval or limit their commercial use.

We have limited experience in conducting clinical trials which could impair our timing or ability to obtain regulatory approval for our product candidates.

We have limited experience in conducting and managing the clinical trials necessary to obtain FDA approval or approval by other regulatory authorities. Our past clinical experience has been limited to a small number of drug candidates relating to a limited number of therapeutic areas. By contrast, large and established pharmaceutical companies often have staffs conducting clinical trials with multiple drug candidates across multiple indications. As a result, we may experience delays in obtaining regulatory approvals, if at all, for our product candidates for which we conduct or manage the clinical trial process.

Delays in clinical trials could result in increased costs to us and delay our ability to obtain regulatory approval and commercialize our product candidates.

Significant delays in clinical trials could materially affect our product development costs and delay regulatory approval of our product candidates. We do not know whether planned clinical trials will begin on time, will need to be redesigned or will be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including:

•

delays or failures in obtaining regulatory authorization to commence a trial because of safety concerns of regulators relating to our product candidates or similar product candidates of our competitors or failure to follow regulatory guidelines;

•	delays or failures in obtaining clinical materials and manufacturing sufficient quantities of the product candidate for use in trials;

•	delays or failures in reaching agreement on acceptable terms with prospective study sites;

•	delays or failures in obtaining approval of our clinical trial protocol from an institutional review board to conduct a clinical trial at a prospective study site;

•	delays in recruiting patients to participate in a clinical trial;

•	failure of our clinical trials and clinical investigators to be in compliance with the FDA’s Good Clinical Practices;

•	unforeseen safety issues;

•	inability to monitor patients adequately during or after treatment;

•	difficulty monitoring multiple study sites;

•	failure of our third-party clinical trial managers to satisfy their contractual duties, comply with regulations or meet expected deadlines; and

•	determination by regulators that the clinical design of the trials is not adequate.

Failure to recruit and enroll patients for clinical trials may cause the development of our product candidates to be delayed.

We have experienced, and expect to experience in the future, delays in patient enrollment in our clinical trials for a variety of reasons. The completion of clinical trials depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. The enrollment of patients depends on many factors, including:

•	the patient eligibility criteria defined in the protocol;

•	the size of the patient population required for analysis of the trial’s therapeutic endpoints;

•	the proximity of patients to study sites;

•	the design of the trial;

•	our ability to recruit clinical trial investigators with the appropriate competencies and experience;

•	our ability to obtain and maintain patient consents;

•	the risk that patients enrolled in clinical trials will drop out of the trials before completion; and

•	competition for patients by clinical trial programs for other treatments.

Our clinical trials compete with other clinical trials for drug candidates that are in the same therapeutic areas as our drug candidates, and such competition reduces the number and types of patients available to us, because some patients who might have opted to enroll in our trials instead opt to enroll in a trial being conducted by one of our competitors. We conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which reduces the number of patients that are available for our clinical trials in such clinical trial site. Delays in patient enrollment in the future as a result of these and other factors may result in increased costs or may affect the timing or outcome of our clinical trials, which could prevent us from completing these trials and adversely affect our ability to advance the development of our product candidates.

For example, in our Phase 2 study of Racivir, we anticipated that enrollment would take less than one year to complete, but it actually took twenty months. The primary reasons for this unexpected delay in enrollment included competition for patients with other longer-term clinical studies, larger investigator budgets and greater payments to study subjects for other clinical trials, very specific patient enrollment criteria for our clinical study, protocol modifications that were required to increase the duration of treatment, and an increase in the number of study sites. As a results of these delays, it took us longer to complete this study than we had initially planned, and we had to commit human and financial resources to this project for an extended period that could have otherwise been allocated to other research programs.

Our product candidates may have undesirable side effects when used alone or in combination with other products that prevent their regulatory approval or limit their use if approved.

We must demonstrate the safety of our product candidates to obtain regulatory approval. Although in clinical trials to date, clevudine, Racivir and PSI-6130 were generally well tolerated, these trials involved a small number of patients and we may observe significant adverse events for these drug candidates or for R7128 in the future. With respect to DFC, on April 3, 2006, Incyte announced its decision to discontinue its development of DFC after observing an increased incidence of grade 4 hyperlipasemia in the rollover portion of a Phase 2b clinical trial. Any side effects identified in the course of our clinical trials or that may otherwise be associated with our product candidates may outweigh the benefits of our product candidates and prevent regulatory approval or limit their market acceptance if they are approved. Recent developments in the pharmaceutical industry have prompted heightened government awareness of safety reporting and pharmacovigilance. Global health authorities may impose regulatory requirements to monitor safety that may burden our ability to commercialize our drug products.

Even if we receive regulatory approval to market our product candidates, the market may not be receptive to our product candidates, which would negatively affect our ability to achieve profitability.

If approved for marketing, the commercial success of our product candidates will depend upon their acceptance by physicians and the medical community, patients, and private, government and third-party payors as clinically useful, safe and cost-effective therapeutics. The degree of market acceptance of any of our approved products will depend upon a number of factors, including:

•	the indication for which the product is approved, as well as its approved labeling;

•	the establishment and demonstration in the medical community of the safety and efficacy of our products;

•	the prevalence and severity of adverse side effects;

•	the presence of other competing approved therapies;

•	the potential advantages of our products over existing and future treatment methods;

•	the relative convenience and ease of administration of our products;

•	the strength of our sales, marketing and distribution support;

•	the price and cost-effectiveness of the product; and

•	sufficient third-party reimbursement.

We are aware that a significant number of drug candidates are currently under development and may become available in the future for the treatment of HIV, HBV and HCV, and may be approved prior to any of our drugs coming to market. Even if our products achieve market acceptance, we may not be able to maintain that market acceptance over time if new therapeutics are introduced that are more favorably received than our products or that render our products obsolete, or if unacceptable levels of drug resistance or significant adverse events occur. If our products do not achieve and maintain market acceptance, we will not be able to generate sufficient revenue from product sales to attain profitability.

Even if we obtain regulatory approvals, our marketed drugs will be subject to ongoing regulatory review. If we fail to comply with continuing U.S. and foreign regulations, we could lose our marketing approvals and our business would be seriously harmed.

Following initial regulatory approval of any drugs we or our collaborators may develop, we and our collaborators will be subject to continuing regulatory review by the FDA or other regulatory authorities, including the review of adverse drug events and clinical results that are reported after product candidates become commercially available. This would include results from any post-marketing follow-up studies or other reporting required as a condition to approval. The manufacturing, distribution, labeling, packaging, storage, advertising, promotion, reporting and record-keeping related to the product will also be subject to extensive ongoing regulatory requirements. In addition, incidents of adverse drug reactions, unintended side effects or misuse relating to our products could result in additional regulatory controls or restrictions, or even lead to withdrawal of a product from the market.

Furthermore, our third-party manufacturers and the manufacturing facilities that they use to make our product candidates are regulated by the FDA. Quality control and manufacturing procedures must continue to conform to cGMP after approval. Drug and biologics manufacturers and their subcontractors are required to register their facilities and products manufactured annually with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA, state and/or other foreign authorities. Any subsequent discovery of problems with a product, or a manufacturing or laboratory facility used by us or our collaborators, may result in restrictions on the product, or on the manufacturing or laboratory facility, including a withdrawal of the drug from the market or suspension of manufacturing. In addition, any changes to an approved product, including the way it is manufactured or promoted, often require FDA approval before the product, as modified, can be marketed. We and our third-party manufacturers will also be subject to ongoing FDA requirements for submission of safety and other post-market information. If we, our collaborators or our third-party manufacturers fail to comply with applicable continuing regulatory requirements, our business could be seriously harmed because a regulatory agency may:

•	issue warning letters;

•	suspend or withdraw our regulatory approval for approved products;

•	seize or detain products or recommend a product recall;

•	refuse to approve pending applications or supplements to approved applications filed by us;

•	suspend any of our ongoing clinical trials;

•	impose restrictions on our operations, including costly new manufacturing requirements;

•	close the facilities of our contract manufacturers; or

•	impose civil or criminal penalties.

The FDA’s policies may change and additional federal, state, local or foreign governmental regulations may be enacted that could affect our ability to maintain compliance. We cannot predict the likelihood, nature, or extent of adverse governmental regulation that may arise from future legislation or administrative action, either in the United States or abroad.

Our research and development efforts may not result in additional product candidates being discovered, which could limit our ability to generate revenues in the future.

Our research and development efforts may not lead to the discovery of any additional product candidates that would be suitable for further preclinical or clinical development. The discovery of additional product candidates requires significant research and preclinical studies, as well as a substantial commitment of resources. Many lead compounds that appear promising in preclinical studies fail to progress to become product candidates in clinical trials. There is a great deal of uncertainty inherent in our research and development efforts and, as a consequence, in our ability to fill our drug development pipeline with promising additional product candidates.

We have no sales, marketing or distribution experience. We expect to develop these capabilities, and expect to invest significant amounts of financial and management resources.

If clevudine receives marketing approval in the United States, we intend to commercialize clevudine ourselves with a sales force of approximately 40 to 45 employees. To develop internal sales, distribution and marketing capabilities, we will have to invest significant amounts of financial and management resources. As a result, we could face a number of risks, including:

•	we may not be able to attract and build a significant marketing or sales force;

•	the cost of establishing, training and providing regulatory oversight for a marketing or sales force may not be justifiable in light of the revenues generated by any particular product; and

•	our direct sales and marketing efforts may not be successful.

We and our collaborators will be subject to stringent federal, state and foreign regulation of sales and marketing of any approved drug candidate and a failure to comply with these regulations could result in substantial penalties.

The marketing and advertising of our drug products by our collaborators or us will be regulated by the FDA, certain state agencies or foreign regulatory authorities. Violations of these laws and regulations, including promotion of our products for unapproved uses or failing to disclose risk information, are punishable by criminal and civil sanctions and may result in the issuance of enforcement letters or other enforcement action by the FDA, Department of Justice, or foreign regulatory authorities that could jeopardize our ability to market the product.

In addition to FDA or foreign regulations, the marketing of our drug products by us or our collaborators will be regulated by federal, state or foreign laws pertaining to health care “fraud and abuse,” such as the federal anti-kickback law prohibiting bribes, kickbacks or other remuneration for the order or recommendation of items or services reimbursed by federal health care programs. Many states have similar laws applicable to items or services reimbursed by commercial insurers. Violations of these laws are punishable by criminal and civil sanctions, including, in some instances, imprisonment and exclusion from participation in federal and state health care programs, including the Medicare, Medicaid and Veterans Affairs healthcare programs. Because of the far-reaching nature of these laws, we may be required to discontinue one or more of our practices to be in compliance with these laws. Health care fraud and abuse regulations are complex, and even minor irregularities can potentially give rise to claims that a statute or prohibition has been violated. Any violations of these laws, or any action against us for violations of these laws, even if we successfully defend against it, could have a material adverse effect on our business, financial condition and results of operations.

We could also become subject to false claims litigation under federal statutes, which can lead to civil money penalties, restitution, criminal fines and imprisonment, and exclusion from participation in Medicare, Medicaid and other federal and state health care programs. These false claims statutes include the False Claims Act, which allows any person to bring a suit on behalf of the federal government alleging submission of false or fraudulent claims, or causing to present such false or fraudulent claims, under federal programs or contracts claims or other violations of the statute and to share in any amounts paid by the entity to the government in fines or settlement. These suits against pharmaceutical companies have increased significantly in volume and breadth in recent years. Some of these suits have been brought on the basis of certain sales practices promoting drug products for unapproved uses. This new growth in litigation has increased the risk that a pharmaceutical company will have to defend a false claim action, pay fines or restitution, or be excluded from the Medicare, Medicaid, Veterans Affairs and other federal and state healthcare programs as a result of an investigation arising out of such action. We may become subject to such litigation and, if we are not successful in defending against such actions, those actions may have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Financial Performance and Business Operations

We have incurred net losses since our inception and our future profitability is uncertain and we anticipate that we will incur significant continued net losses for the next several years.

We are a clinical-stage pharmaceutical company with a limited operating history upon which an investor can evaluate our operations and future prospects. We have incurred net losses in each year since our inception in 1998. For the six months ended March 31, 2007, we had a net profit of $2.4 million due to one-time milestone payments from Roche, and for the year ended September 30, 2006, we had a net loss of $11.3 million. As of March 31, 2007, we had an accumulated deficit of $49.3 million. We do not expect to generate significant revenue from our product candidates for the next several years and we expect to continue to incur significant operating losses in future periods. We expect to incur substantial costs to further our drug discovery and development programs and that our rate of spending will accelerate as a result of the increased costs and expenses associated with preclinical and clinical development, particularly when we begin Phase 3 clinical trials for clevudine, Racivir and DFC. In addition, as we expand our operations in Princeton, New Jersey, we will need to continue to improve our facilities and hire additional personnel. As a result, we expect that our annual operating losses will increase significantly over the next several years.

Our revenue and profit potential is unproven, and our limited operating history makes our future operating results difficult to predict. To attain profitability, we and our collaborators will need to successfully develop products and effectively market and sell them. We have never generated revenue from the sale of products, and there is no guarantee that we will be able to do so in the future. If any of our drug candidates fail to show positive results in ongoing clinical trials, and we or our collaborators do not receive regulatory approval, or if our product candidates do not achieve market acceptance even if approved, we may never become profitable. If we fail to become profitable, or if we are unable to continue to fund our continuing losses, we may be unable to continue our clinical development programs, and you could lose your entire investment.

We will require substantial funds in the future and we may be unable to raise capital when needed, which could force us to delay, reduce or eliminate some of our drug discovery, product development and commercialization activities.

Developing drugs, conducting clinical trials and commercializing products is expensive and we will need to raise substantial additional funds to achieve our strategic objectives. Although we believe our existing cash resources as of March 31, 3007, together with the net proceeds of our initial public offering and anticipated payments under our existing collaboration agreement will be sufficient to fund our projected cash requirements for the next 18 months, we will require significant additional financing in the future to complete our clinical trials for clevudine and fund our other operations. Such financing may not be available on acceptable terms, if at all. Our future capital requirements will depend on many factors, including:

•	the progress and costs of our preclinical studies, clinical trials and other research and development activities;

•	the scope, prioritization and number of our clinical trials and other research and development programs;

•	the costs and timing of obtaining regulatory approval;

•	the costs of the development and expansion of our operational infrastructure;

•	the ability of our collaborators to achieve development milestones, marketing approval and other events or developments under our collaboration agreements;

•	the amount of revenues we receive under our collaboration agreements;

•	the costs of filing, prosecuting, enforcing and defending patent claims and other intellectual property rights;

•	the costs and timing of securing manufacturing arrangements for clinical or commercial production;

•	the costs of establishing sales and marketing capabilities or contracting with third parties to provide these capabilities for us;

•	the costs of acquiring or undertaking development and commercialization efforts for any future product candidates;

•	the magnitude of our general and administrative expenses; and

•	any costs that we may incur under current and future licensing arrangements relating to our product candidates.

Our ability to raise additional funds will depend on financial, economic and market conditions and other factors, many of which are beyond our control. Additional financing may not be available when we need it or, if available, may not be on terms that are favorable to us. If we are unable to obtain adequate funding on a timely basis, we may be required to delay, reduce the scope of, or eliminate one or more of our drug discovery or development programs.

Raising additional capital may dilute our stockholders’ equity and may limit our flexibility, or require us to relinquish rights.

We may need to raise additional capital to fund our operations through public or private equity offerings or debt financings. To the extent that we raise additional capital by issuing equity or equity-linked securities, our stockholders’ ownership will be diluted. Any debt financing we enter into may include covenants that limit our flexibility in conducting our business. We also could be required to seek funds through arrangements with collaborators or others, which might require us to relinquish valuable rights to our intellectual property or product candidates that we would have otherwise retained.

Our success depends in part on our ability to retain and recruit key personnel, and if we fail to do so, it may be more difficult for us to successfully develop our products or achieve our business objectives.

Our success depends in part on our ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We are highly dependent on our senior management and scientific staff, particularly P. Schaefer Price, our President and Chief Executive Officer and Kurt Leutzinger, our Chief Financial Officer. We do not maintain key man insurance for our senior management or scientific staff. The loss of the services of any of our senior management or key members of our scientific staff may significantly delay or prevent the successful completion of our clinical trials or the commercialization of our product candidates. To date, we are not aware that any member of our senior management or scientific staff plans to leave the company.

The employment of each of our employees with us is “at will,” and each employee can terminate his or her employment with us at any time. We currently have an employment agreement in place with P. Schaefer Price.

Our success will also depend on our ability to hire and retain additional qualified scientific and management personnel. Competition for qualified individuals in the pharmaceutical field is intense, and we face competition from numerous pharmaceutical and biotechnology companies, universities and other research institutions. We may be unable to attract and retain qualified individuals on acceptable terms given the competition for such personnel. For example, we encountered delays in hiring a Chief Medical Officer, since there were only a small number of qualified candidates and many of our competitors had the same or similar needs as we. Furthermore, there is a possibility that a qualified candidate we are recruiting might opt to accept a position with one of our competitors instead of with us because our competitor may have products that are already on the market and generating revenue. If we are unsuccessful in our recruiting efforts, we may be unable to execute our strategy.

The requirements of being a public company may strain our administrative and operational infrastructure and will increase our operating costs.

As a public company, we will be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 and the listing requirements of the Nasdaq Global Market. Section 404 of the Sarbanes-Oxley Act requires that we maintain effective internal controls over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management and our auditors to assess the effectiveness of our internal controls over financial reporting so that our independent auditors can deliver a report to us addressing these assessments. In order to comply with Section 404 we will need to incur substantial accounting expenses and expend significant management efforts.

We expect that the obligations of being a public company will require significant additional expenditures by placing additional demands on our management, administrative, operational, internal audit and accounting resources as we comply with the reporting requirements of a public company. If we are unable to accomplish our objectives in a timely and effective manner, our ability to comply with the rules that apply to public companies could be impaired. We will also need to upgrade our systems, implement additional financial and management controls, reporting systems and procedures, expand our internal audit function, and hire additional accounting, audit and financial staff with appropriate public company experience and technical accounting knowledge, which will increase our general and administrative expenses and capital expenditures. The rules and any related regulations that may be proposed in the future that are applicable to public companies may make it more difficult and more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher premiums to obtain the same or similar coverage. We cannot predict or estimate the amount or timing of the additional costs we may incur as a result of the reporting requirements applicable to public companies, but we expect our operating results will be adversely affected by the costs of operating as a public company.

Our auditors identified a material weakness in connection with the audits of our financial statements which, unless remedied, could have a material adverse effect on our external financial reporting.

In connection with the audits of our financial statements for the years ended December 31, 2003 and 2004, the nine months ended September 30, 2005 and the year ended September 30, 2006, we and our auditors concluded that we did not maintain effective controls over the timely identification, evaluation and accurate resolution of non-routine and complex accounting matters, specifically related to equity and revenue transactions, and over the process of including complete and appropriate presentation of items required by GAAP in the financial statements and notes thereto. In our judgment and the judgment of our auditors, this constituted a material weakness in our internal controls under the Standards established by the Public Company Accounting Oversight Board. We intend to remedy this material weakness by hiring a financial reporting specialist and engaging an outside accounting firm other than our auditors to act as consultants in the preparation of external financial reports. Any failure to achieve and maintain effective control over financial reporting could cause us to fail to meet our reporting obligations and could require that we restate our financial statements for prior periods, any of which could cause investors to lose confidence in our reported financial information and cause a decline, which could be material, in the trading price of our common stock.

We will need to increase the size of our organization, and we may encounter difficulties managing our growth.

As of March 31, 2007, we had 36 employees, 25 of whom performed research and development functions. We plan to hire a significant number of additional employees in the future. For example, we expect to hire 20 to 30 employees in the next year and plan to hire several additional employees as required each year to add depth and specialized expertise to our scientific and management team. In addition, we have identified the need to hire a financial reporting specialist for external financial reporting in order to meet the accounting and reporting requirements of a public company. We expect that this substantial growth will place a strain on our administrative and operational infrastructure. If the product candidates that we are developing continue to advance in clinical trials, we will need to expand our development, regulatory, manufacturing, quality, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to develop additional relationships with various collaborators, contract research organizations, suppliers, manufacturers and other organizations. We may not be able to establish such relationships or may incur significant costs to do so. Our ability to manage our growth will also require us to continue to improve our operational, financial and management controls, reporting systems and procedures, which will further increase our operating costs. If we are unable to successfully manage the expansion of our operations or operate on a larger scale, we will not achieve our strategic objectives.

Risks Related to Our Dependence on Third Parties

We have licensed PSI-6130 and its pro-drugs, including R7128, to Roche, and we will depend on Roche to continue its development and commercialization.

We are developing R7128 under a collaborative licensing agreement that we entered into with Roche in October 2004. We are dependent on Roche to continue the development of R7128 and successfully commercialize it. Roche may terminate its agreement with us without cause on six months’ notice. If Roche fails to aggressively pursue the development and marketing approval of R7128, or if a dispute arises with Roche over the terms or the interpretation of the collaboration agreement or an alleged breach of any provision of the agreement, or if Roche terminates its agreement, then the development and commercialization of R7128, or our ability to receive the expected payments under this agreement, could be delayed or adversely affected.

Roche is subject to many of the same development and commercialization risks to which we are subject. If Roche decides to devote resources to alternative products, either on its own or in collaboration with other pharmaceutical companies, Roche may not devote sufficient resources to the development of R7128. Further, if Roche decides to pursue additional therapies for the diseases these product candidates target, future sales of R7128 could be adversely affected. We are aware that Roche has an internal program to develop another molecule, known as

R1626, as a treatment for HCV. Both R7128 and R1626 act as inhibitors of the HCV RNA polymerase. Any adverse development in Roche’s operations or financial condition could adversely affect the development and commercialization of R7128 or other pro-drugs of PSI-6130, and our receipt of future milestone payments and royalties on its sales.

We and our collaborators depend on third parties to conduct our clinical trials, which may result in costs and delays that prevent us from obtaining regulatory approval or successfully commercializing our product candidates.

We and our collaborators engage clinical investigators and medical institutions to enroll patients in our clinical trials and contract research organizations to perform data collection and analysis and other aspects of our preclinical studies and clinical trials. As a result, we depend on these clinical investigators, medical institutions and contract research organizations to perform these activities on a timely basis in accordance with the protocol, good laboratory practices, good clinical trial practices, and other regulatory requirements. Our reliance on these third parties for clinical development activities reduces our control over these activities. Accordingly, if these parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or for other reasons, our clinical trials may be extended, delayed, terminated or our data may be rejected by the FDA. If it became necessary to replace a third party that was conducting one of our clinical trials, we believe that there are a number of other third-party contractors whom we could engage to continue these activities, although it may result in a delay of the applicable clinical trial. If there are delays in testing or obtaining regulatory approvals as a result of a third party’s failure to perform, our drug discovery and development costs will increase, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates.

If parties on whom we rely to manufacture our products or product candidates do not manufacture the active pharmaceutical ingredients or finished products of satisfactory quality, in a timely manner, in sufficient quantities or at an acceptable cost, clinical development and commercialization of our product candidates could be delayed.

We do not currently own or operate manufacturing facilities; consequently, we rely on third parties as sole suppliers of clinical investigational quantities of our product candidates. We do not expect to establish our own manufacturing facilities and we will continue to rely on third-party manufacturers to produce commercial quantities of any drugs that we market. Our current and anticipated future dependence on third parties for the manufacture of our product candidates may adversely affect our ability to develop and commercialize any product candidates on a timely and competitive basis.

To date, our product candidates have only been manufactured in quantities sufficient for preclinical studies or initial clinical trials. We do not currently have any long-term supply agreements in place for our product candidates and will need to enter into supply agreements for additional supplies of each of our product candidates to complete clinical development. Additionally, in connection with our application for commercial approvals and if any product candidate is approved by the FDA or other regulatory agencies for commercial sale, we will need to procure commercial quantities from qualified third-party manufacturers. We may not be able to contract for increased manufacturing capacity for any of our product candidates in a timely or economic manner or at all. A significant scale-up in manufacturing may require additional validation studies. If we are unable to successfully increase the manufacturing capacity for a product candidate, the regulatory approval or commercial launch of that product candidate may be delayed, or there may be a shortage of supply, which could limit our sales.

Other risks associated with our reliance on contract manufacturers include the following:

•

Contract manufacturers may encounter difficulties in achieving volume production, quality control, and quality assurance and also may experience shortages in qualified personnel and obtaining active ingredients for our products.

•

If we need to change manufacturers, the FDA and corresponding foreign regulatory agencies must approve these manufacturers in advance. This would involve pre-approval inspections to ensure compliance with FDA and foreign regulations and standards.

•

Contract manufacturers are subject to ongoing periodic, unannounced inspection by the FDA and corresponding state and foreign agencies or their designees to ensure strict compliance with cGMP and other governmental regulations and corresponding foreign standards. We do not have control over compliance by our contract manufacturers with these regulations and standards. Our present or future contract manufacturers may not be able to comply with cGMP and other FDA requirements or other regulatory requirements outside the United States. Failure of contract manufacturers to comply with applicable regulations could result in delays, suspensions or withdrawal of approvals, seizures or recalls of product candidates and operating restrictions, any of which could significantly and adversely affect our business.

•

Contract manufacturers may breach the manufacturing agreements that we or our development partners have with them because of factors beyond our control or may terminate or fail to renew a manufacturing agreement based on their own business priorities at a time that is costly or inconvenient to us.

Changes to the manufacturing process during or following the completion of clinical trials also require sponsors to demonstrate to the FDA that the product manufactured under the new conditions comply with cGMP requirements. This requirement applies to moving manufacturing functions to another facility. In each phase of investigation, sufficient information about changes in the manufacturing process must be submitted to the FDA.

We may experience difficulties in entering into contracts on favorable terms for supplies of our products for future preclinical studies and clinical trials, which could prevent us from completing these studies and delay the commercialization of our products.

We will need to enter into supply agreements for additional supplies of each of our product candidates to complete clinical development and/or commercialize them. We cannot assure you that we will be able to do so on favorable terms, if at all. We have a sufficient quantity of clevudine for our planned Phase 3 clinical trials, but if we obtain marketing approval for clevudine, we will need to procure additional commercial supplies of clevudine from qualified third-party manufacturers. We are negotiating an agreement for the manufacture of clevudine with a supplier that manufactured clevudine used in previous clinical trials, however, our negotiations are ongoing and we have not entered into a definitive agreement with this potential supplier.

We will need to procure additional supplies of R7128 to complete our future preclinical studies and clinical trials. Roche is supplying R7128 for our current preclinical studies and clinical trials. We are currently in the process of identifying and evaluating the qualifications of a potential second supplier that could manufacture R7128.

We will need to procure additional supplies of Racivir to complete our future preclinical studies and clinical trials. We are currently in the process of identifying and evaluating the qualifications of potential suppliers that could manufacture Racivir, including the company that manufactured our current supply of Racivir; however, we have not yet entered into a definitive supply agreement with any company.

Incyte was responsible for the clinical trials of DFC and for obtaining sufficient supply of DFC for its trials. If we conduct our own clinical trials of DFC, we will need to establish our own source of supply of DFC.

If conflicts arise between our collaborators and us, our collaborators may act in their best interest and not in our best interest, which could adversely affect our business.

Conflicts may arise with our collaborators if they pursue alternative therapies for the diseases that we have targeted or develop alternative products either on their own or in collaboration with others. Competing products, either developed by our collaborators or any future collaborators or to which our present collaborators or any future collaborators have rights, may result in development delays or the withdrawal of their support for our product candidates.

Additionally, conflicts may arise if there is a dispute about the achievement and payment of a milestone amount or the ownership of intellectual property that is developed during the course of the collaborative arrangement. Similarly, the parties to a collaboration agreement may disagree as to which party owns newly developed products. Should an agreement be terminated as a result of a dispute and before we have realized the benefits of the collaboration, our reputation could be harmed and we might not obtain revenues that we anticipated receiving.

We may rely on other collaborators in the future and if future collaborations are not successful, we may not be able to effectively develop and commercialize our product candidates.

We may decide to enter into future collaboration agreements for the development and commercialization of clevudine, Racivir or other product candidates that we may identify in the future. We may not be successful in entering into any additional collaborative arrangements.

Relying on collaborative relationships poses a number of risks to us, including the following:

•	we may be required to relinquish important rights, including intellectual property, marketing and distribution rights;

•	we will not be able to control whether our collaborators will devote sufficient resources to the development or commercialization of the product candidates we license;

•

we will not have access to all information regarding the products being developed and commercialized by our collaborators, including information about clinical trial design and execution, regulatory affairs, process development, manufacturing, marketing and other areas known by our collaborators. Thus, our ability to keep our stockholders informed about the status of our collaborated products will be limited by the degree to which our collaborators keep us informed;

•

business combinations or significant changes in a collaborator’s business strategy may also adversely affect a collaborator’s willingness to actively pursue the development and commercialization of any products resulting from a collaboration;

•	a collaborator may separately move forward with a competing product candidate either developed independently or in collaboration with others, including our competitors;

•	collaborators with marketing rights may choose to devote fewer resources to the marketing of our products than they do to other products they are selling;

•

our collaborators may experience financial difficulties and may be unable to fund the clinical trials, fulfill their obligations under collaboration agreements with us or delay paying us agreed-upon milestone payments, reimbursements, royalties or other committed amounts; and

•

disputes may arise between us and our collaborators delaying or terminating the research, development or commercialization of our drug candidates, resulting in litigation or arbitration that could be time-consuming and expensive.

A collaborator may terminate its agreement with us or simultaneously pursue alternative products, therapeutic approaches or technologies as a means of developing treatments for the diseases targeted by us or our collaborative effort or us. If a partner terminates its agreement, the development or commercialization of our products could be delayed or terminated, or we could be required to undertake unforeseen additional responsibilities or devote unbudgeted additional resources to such development or commercialization.

If we fail to enter into additional in-licensing agreements or if these arrangements are unsuccessful, our ability to fill our clinical pipeline may be adversely affected.

In addition to entering into collaborative agreements with third parties for the development and commercialization of our product candidates, we intend to continue to explore opportunities to further enhance our discovery and development capabilities and develop our clinical pipeline by in-licensing product candidates that fit within our expertise and research and development capabilities. We will face substantial competition for in-licensing opportunities from companies focused on antiviral therapies, many of which may have greater resources than we do. Additional in-licensing agreements for product candidates may not be available to us, or if available, the terms may not be favorable. We may also need to license additional technologies in order to continue to develop our clinical pipeline. If we are unable to enter into additional agreements to license product candidates or technologies, or if these arrangements are unsuccessful, our clinical pipeline may not contain a sufficient number of promising future product candidates and our research and development efforts could be delayed.

Risks Related to Our Intellectual Property

We licensed Racivir, one of our lead product candidates, from Emory University, and our rights to commercialize Racivir are subject to a right of first refusal held by Gilead, and uncertainties related to these rights may result in our being prevented from obtaining the expected economic benefits from developing Racivir.

We licensed Racivir from Emory University pursuant to an exclusive, worldwide license agreement to make, have made, use, import, offer for sale and sell Racivir, which we entered into in 1998, referred to as the Racivir License Agreement. In a license agreement relating to emtricitabine that Emory University entered into with Triangle Pharmaceuticals, now Gilead Sciences, Inc., or Gilead, in 1996, which we refer to as the Emory/Gilead License Agreement, Emory University previously had granted a right of first refusal to Gilead that is applicable to any license or assignment relating to a specified range of mixtures of (–) – FTC and (+) – FTC, referred to as enriched FTC (which includes Racivir). The terms of this right of first refusal contains an exception permitting Emory University to license or assign its rights in respect of enriched FTC to a permitted transferee, which includes any of the inventors (which included two of our founders) or to any corporate entity formed by or on behalf of the inventors for purposes of clinically developing enriched FTC so long as the licensee agrees in writing to be bound by the terms of Gilead’s right of first refusal to the same extent as Emory University. Our license to Racivir was granted to us by Emory University pursuant to this exception and therefore we are bound by the terms of Gilead’s right of first refusal to the same extent as Emory University. The terms of this right of first refusal as set forth in the Emory/Gilead License Agreement require that, prior to the entry into any license or assignment agreement with a third party relating to any of Emory University’s rights in respect of enriched FTC, Emory University shall notify Gilead of the terms of the proposed agreement and provide a copy of the proposed agreement to Gilead together with all data and information in Emory University’s possession relating to enriched FTC and its use as a therapeutic agent. Gilead has 30 days to accept or decline the offer. Although Emory University considers Pharmasset to be a permitted transferee under the Emory/Gilead License Agreement, Emory University has subsequently taken the position that its grant of commercialization rights (i.e., the rights to offer for sale and sell Racivir) to us exceeded the rights that were permitted to be granted to a permitted transferee under its agreement with Gilead. While we believe that Gilead is aware of the Racivir license agreement through both Pharmasset’s and Emory University’s communications with Gilead, Gilead has not contacted us regarding its interpretation of the terms of the Racivir License Agreement.

In March 2004, we entered into a supplemental agreement with Emory University in which we and Emory University agreed that, prior to any commercialization of enriched FTC by us, or by any licensee or assignee of our rights under the Racivir License Agreement, we and Emory University would adhere strictly to the terms of the right of first refusal granted to Gilead in the Emory/Gilead License Agreement and offer to Gilead the same terms and conditions under which we, our licensee or our assignee, propose to commercialize enriched FTC. The supplemental agreement also outlines a procedure by which Emory University and we would jointly offer the terms of a proposed license and commercialization agreement between us and a third party to Gilead after Emory University has the opportunity to approve them. Therefore, before we could enter into a commercialization agreement for Racivir with a third party or commercialize Racivir on our own, we would be required to offer Gilead the opportunity to be our commercialization partner on the same terms on which we intend, or our prospective partner intends, to commercialize Racivir. It is uncertain whether a third party would be willing to negotiate the terms of a commercialization agreement with us knowing that Gilead can take their place as licensee by accepting the negotiated terms and exercising its right of first refusal.

These uncertainties related to our commercialization rights may result in our being prevented from obtaining the expected economic benefits from developing Racivir. In addition, we could become involved in litigation or arbitration related to our commercialization rights to Racivir in the future.

If we are unable to obtain and maintain adequate patent protection for our product candidates, we may be unable to commercialize our product candidates or to prevent other companies from using our intellectual property in competitive products in certain countries.

Our commercial success will depend, in large part, on our ability and the ability of our licensors to obtain and maintain patents and proprietary intellectual property rights sufficient to prevent others from marketing our product candidates, as well as to successfully defend and enforce those patents against infringement and to avoid infringing the proprietary rights of others, both in the United States and in foreign countries. We have filed or may in the future file our own patent applications, and we have also licensed certain patents, patent applications and other proprietary rights from third parties. We have licensed patents for clevudine, Racivir and DFC. The patent covering the composition of matter for clevudine that we have licensed from Bukwang is scheduled to expire in January 2014. The patent covering the composition of matter for Racivir that we have licensed from Emory University is scheduled to expire in September 2015. The patent covering methods of using DFC to treat HIV that we have licensed from Emory University is scheduled to expire in January 2015. The patent expiration dates stated above do not take into account any patent term adjustments that may accrue due to procedural delays by the United States Patent and Trademark Office or patent term extensions that may accrue due to regulatory delays.

Our patent position, like that of many pharmaceutical and biotechnology companies, is uncertain and involves complex legal and factual questions for which important legal principles are unresolved. We may not develop or obtain rights to products or processes that are patentable. Even if we do obtain patents, such patents may not adequately protect the products or technologies we own or have licensed. In addition, we generally do not control the patent prosecution of subject matter that we license from others. Generally, the patent holders are primarily responsible for the patent prosecution and maintenance activities pertaining to the licensed patent applications and patents, while we are afforded opportunities to advise the primary licensors on such activities with respect to our licensed territories. Accordingly, we are unable to exercise the same degree of control over this intellectual property as we would over our own. Others may challenge, seek to invalidate, infringe or circumvent any patents we own or license, and rights we receive under those patents may not provide competitive advantages to us. We cannot assure you as to the degree of protection that we will be afforded by any patents issued to, or licensed by, us. The laws of many countries may not protect intellectual property rights to the same extent as U.S. laws, and those countries may lack adequate rules and procedures for defending our intellectual property rights. For example, we may not be able to prevent a third party from infringing our patents in a country that does not recognize or enforce patent rights, or that imposes compulsory licenses on or restricts the prices of life-saving drugs. Changes in either patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property.

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

•

we or our licensors might not have been the first to make the inventions covered by each of our or our licensors’ pending patent applications and issued patents, and we may have to participate in expensive and protracted interference proceedings to determine priority of invention;

•	we or our licensors might not have been the first to file patent applications for these inventions;

•	our or our licensors’ pending patent applications may not result in issued patents;

•	our or our licensors’ issued patents may not provide a basis for commercially viable products or may not provide us with any competitive advantages or may be challenged by third parties;

•	others may design around our or our licensors’ patent claims to produce competitive products which fall outside the scope of our or our licensors’ patents; or

•	the patents of others may prevent us from marketing one or more of our product candidates for one or more indications that may be valuable to our business strategy.

An issued patent does not guarantee us the right to practice the patented technology or commercialize the patented product. Third parties may have or obtain rights to blocking patents that could be used to prevent us from commercializing our patented products and practicing our patented technology. Our issued patents and those that may be issued in the future may be challenged, invalidated or circumvented, which could limit our ability to prevent competitors from marketing related product candidates or could limit the length of the term of patent protection of our product candidates. In addition, the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages against competitors with similar technology and our competitors may independently develop similar technologies. Moreover, because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any of our product candidates can be commercialized, any related patent or potential patent extension may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of the patent.

We may incur substantial costs or lose important rights as a result of litigation or other proceedings relating to patent and other intellectual property rights.

The defense and prosecution of intellectual property rights, U.S. Patent and Trademark Office interference proceedings and related legal and administrative proceedings in the United States and elsewhere are costly and time-consuming and their outcome is uncertain. In general, there is a substantial amount of litigation involving patent and other intellectual property rights in the biopharmaceutical industry. Litigation may be necessary to:

•	assert or defend claims of infringement;

•	enforce patents we own or license;

•	protect trade secrets; or

•	determine the enforceability, scope and validity of the proprietary rights of others.

If we become involved in any litigation, interference or other administrative proceedings, we will incur substantial expense and it will divert the efforts of our scientific and management personnel. Uncertainties resulting from the initiation and continuation of litigation, interference or other administrative proceedings could have a material adverse effect on our ability to compete in the marketplace pending resolution of the disputed matters. An adverse determination may subject us to significant liabilities or require us to seek licenses that may not be available from third parties on commercially reasonable terms, if at all. We or our collaborators may be restricted or prevented from developing and commercializing our products in the event of an adverse determination in a judicial or administrative proceeding or if we fail to obtain necessary licenses. In such event, we may attempt to redesign our processes or technologies so that they do not infringe, which may not be possible.

While our product candidates are in clinical trials, we believe that the use of our product candidates in these clinical trials falls within the scope of the exemptions provided by 35 U.S.C. Section 271(e) in the United States, which exempts from patent infringement liability activities reasonably related to the development and submission of information to the FDA. As our product candidates progress toward commercialization, the possibility of a patent infringement claim against us increases. We attempt to ensure that our product candidates and the methods we employ to manufacture them, as well as the methods for their use we intend to promote, do not infringe other parties’ patents and other proprietary rights. There can be no assurance they do not, however, and competitors or other parties may assert that we infringe their proprietary rights in any event.

If we find during clinical evaluation that our product candidates for the treatment of HIV, HBV or HCV should be used in combination with a product that is covered by a patent held by another company or institution, and that a labeling instruction is required in product packaging recommending that combination, we could be accused of, or held liable for, infringement of the third-party patents covering the product recommended for co-administration with our product. In such a case, we could be required to obtain a license from the other company or institution to use the required or desired package labeling, which may not be available on commercially reasonable terms, or at all.

We may be subject to claims that our board members, employees or consultants or we have used or disclosed alleged trade secrets or other proprietary information belonging to third parties, and any such individuals that are currently affiliated with one of our competitors may disclose our proprietary technology or information.

As is commonplace in the biotechnology and pharmaceutical industries, some of our board members, employees and consultants are or have been employed at, or associated with, other biotechnology or pharmaceutical companies that compete with us. For example, two of our directors were also members of the board of directors of Idenix Pharmaceuticals and another of our directors was a former executive at Gilead Sciences. These companies are focused on the same therapeutic areas as us. From time to time, these directors may face conflicts of interest because of their affiliation with companies with which we may compete. While employed at or associated with these companies, these board members may have been exposed to or involved in research and technology similar to the areas of research and technology in which we are engaged. We may be subject to claims that we, or our employees, board members or consultants, have inadvertently or otherwise used or disclosed alleged trade secrets or other proprietary information of those companies. Litigation may be necessary to defend against such claims.

We have entered into confidentiality agreements with all of our employees. However, we do not have, and are not planning to enter into, any confidentiality agreements with our directors because they have a fiduciary duty of confidentiality as directors. There is the possibility that any of our former board members, employees or consultants who are currently employed at, or associated with, one of our competitors may unintentionally or willfully disclose our proprietary technology or information.

The rights we rely upon to protect our unpatented trade secrets may be inadequate.

We rely on unpatented trade secrets, know-how and technology, which are difficult to protect, especially in the pharmaceutical industry, where much of the information about a product must be made public during the regulatory approval process. We seek to protect trade secrets, in part, by entering into confidentiality agreements with employees, consultants and others. These parties may breach or terminate these agreements, and we may not have adequate remedies for such breaches. Furthermore, these agreements may not provide meaningful protection for our trade secrets or other proprietary information or result in the effective assignment to us of intellectual property, and may not provide an adequate remedy in the event of unauthorized use or disclosure of confidential information or other breaches of the agreements. Despite our efforts to protect our trade secrets, we or our collaboration partners, board members, employees, consultants, contractors or scientific and other advisors may unintentionally or willfully disclose our proprietary information to competitors.

There is a risk that our trade secrets could have been, or could, in the future, be shared by any of our former employees with and be used to the benefit of any company that competes with us. For example, a former director and founder of Pharmasset has, along with several of our former scientists, started a new pharmaceutical company to develop drugs to treat viral infections (including human retroviral and hepatitis infections), cancer and dermatological products, which may compete with us in the future. These individuals left Pharmasset in 2005. We have a confidentiality agreement in place with our former director, and have both confidentiality agreements and covenant not to compete agreements in place with the former scientists. The term of the confidentiality agreements is indefinite with regard to any confidential information that is not subsequently made public. The covenant not to compete agreements expired on February 28, 2007.

If we fail to maintain trade secret protection, our competitive position may be adversely affected. Competitors may also independently discover our trade secrets. Enforcement of claims that a third party has illegally obtained and is using trade secrets is expensive, time consuming and uncertain. If our competitors independently develop equivalent knowledge, methods and know-how, we would not be able to assert our trade secrets against them and our business could be harmed.

Risks Related to Our Industry

Our industry is extremely competitive. If our competitors are able to develop and market products that are more effective, safer or more affordable than ours, or obtain marketing approval before we do, our commercial opportunities may be limited.

Competition in the biotechnology and pharmaceutical industries is intense and continues to increase, particularly in the area of antiviral drugs. Many companies are pursuing the development of novel drugs that target the same diseases we are targeting. There are a significant number of drugs that are approved or currently under development that will become available in the future for the treatment of HBV, HCV and HIV and other viral infections. If any of the product candidates that our competitors are developing are successful, we will have difficulty gaining market share.

We face a broad range of current and potential competitors, from established global pharmaceutical companies with significant resources to development-stage companies. Listed below are some of the pharmaceutical and biotechnology companies developing compounds targeting HBV, HCV and HIV and other viral infections.

•

HBV: Competitors with late-stage development programs for the treatment of HBV include Gilead Sciences, whose lead drug candidate has advanced into Phase 3 clinical trials. Our HBV product candidate may compete directly or be used in combination with the current standard of care, with the drug candidates that are currently in development and with those that may be developed in the future.

•

HCV: Roche, Schering-Plough, and several generic manufacturers market ribavirin, which is a component of the current standard of care for HCV. Roche and other companies, such as Valeant Pharmaceuticals International and Idenix, are also developing new drugs for the treatment of HCV.

•

HIV: Pharmaceutical companies such as Pfizer Inc. and Merck & Co., Inc., and biotechnology companies such as Gilead Sciences, Inc. and Human Genome Sciences, Inc. are developing compounds targeting HIV. We also believe that a significant number of drugs are currently under development and will become available in the future for the treatment of HIV. In addition, we are aware that Merck and other companies are pursuing the development of a prophylactic vaccine, which would prevent infections. If a prophylactic vaccine is successful, it could reduce the size of the market for our products.

In addition, we face competition from academic and research institutions and government agencies for the discovery, development and commercialization of novel therapeutics to treat HIV, HBV and HCV. Some early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and biotechnology companies.

Many of our competitors have:

•	significantly greater financial, technical and human resources than we have and may be better equipped to develop, manufacture and market products;

•	more extensive experience in preclinical studies and clinical trials, obtaining regulatory approvals and manufacturing and marketing products; and

•	products that have already been approved or are in the late stage of development and operate large, well-funded research and development programs.

Our competitors may succeed in developing or commercializing more effective, safer or more affordable products, which would render our product candidates less competitive or noncompetitive. Our competitors may discover technologies and techniques, or enter into partnerships with collaborators, in order to develop competing products that are more effective or less costly than the products we develop. This may render our technology or products obsolete and noncompetitive. These competitors also compete with us to recruit and retain qualified scientific and management personnel, establish clinical trials sites and patient registration for clinical trials, as well as to acquire technologies and technology licenses complementary to our programs or advantageous to our business. Moreover, competitors that are able to achieve patent protection, obtain regulatory approvals and commence commercial sales of their products before we do, and competitors who have already done so, will enjoy a significant competitive advantage. If we are not able to compete effectively against our current and future competitors, our business will not grow and our financial condition and operations will suffer.

If we successfully develop and obtain approval for our product candidates, we will face competition for market share based on the safety and efficacy of our products, the timing and scope of regulatory approvals, the availability of supply, marketing and sales capability, reimbursement coverage, price, patent position and other factors.

If third-party payors do not adequately reimburse patients for any of our product candidates, if approved for marketing, we may not be successful in selling them.

Our ability to commercialize any products successfully will depend in part on the extent to which reimbursement will be available from governmental and other third-party payors, both in the United States and in foreign markets. Even if we succeed in bringing one or more products to the market, the amount reimbursed for our products may be insufficient to allow our products to compete effectively with products that are reimbursed at a higher level. If the price we are able to charge for any products we develop is inadequate in light of our development costs, our profitability could be adversely affected.

Reimbursement by governmental and other third-party payors may depend upon a number of factors, including the governmental and other third-party payor’s determination that the use of a product is:

•	a covered benefit under its health plan or part of their formulary;

•	safe, effective and medically necessary;

•	appropriate for the specific patient;

•	cost-effective; and

•	neither experimental nor investigational.

Obtaining reimbursement approval for a product from each third-party and government payor is a time-consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our products to each payor. We may not be able to provide data sufficient to obtain reimbursement.

Eligibility for coverage does not imply that any drug product will be reimbursed in all cases or at a rate that allows us to make a profit. Interim payments for new products, if applicable, may also not be sufficient to cover our costs and may not become permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on payments allowed for lower-cost drugs that are already reimbursed, may be incorporated into existing payments for other products or services, and may reflect budgetary constraints and/or Medicare or Medicaid data used to calculate these rates. Net prices for products also may be reduced by mandatory discounts or rebates required by government health care programs or by any future relaxation of laws that restrict imports of certain medical products from countries where they may be sold at lower prices than in the United States.

The health care industry is experiencing a trend toward containing or reducing costs through various means, including lowering reimbursement rates, limiting therapeutic class coverage and negotiating reduced payment schedules with service providers for drug products. The Medicare Prescription Drug, Improvement and Modernization Act of 2003, or the MMA, created a broader prescription drug benefit for Medicare beneficiaries. The MMA also contains provisions intended to reduce or eliminate delays in the introduction of generic drug competition at the end of patent or nonpatent market exclusivity. The impact of the MMA on drug prices and new drug utilization over the next several years is unknown. The MMA also made adjustments to the physician fee schedule and the measure by which prescription drugs are presently paid. The effects of these changes are unknown but may include decreased utilization of new medicines in physician prescribing patterns, and further pressure on drug company sponsors to provide discount programs and reimbursement support programs. There have been, and we expect that there will continue to be, federal and state proposals to constrain expenditures for medical products and services, which may affect reimbursement levels for our future products. In addition, the Centers for Medicare and Medicaid Services frequently change product descriptors, coverage policies, product and service codes, payment methodologies and reimbursement values. Third-party payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates and may have sufficient market power to demand significant price reductions. Future legislation may also limit the prices that can be charged for drugs we develop.

Foreign governments tend to impose strict price controls, which may adversely affect our future profitability.

In most foreign countries, particularly in the European Union, prescription drug pricing and/or reimbursement is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our profitability will be negatively affected.

Even if we achieve market acceptance for our products, we may experience downward pricing pressure on the price of our drugs because of generic competition and social pressure to lower the cost of drugs to treat HIV, HBV and HCV.

Several of the FDA-approved individual and combination products face patent expiration in the next several years. The following table lists expected patent expiration dates of FDA-approved individual and combination products the patents for which are expected to expire in the next several years and that we expect may compete with our product candidates, according the FDA’s compilation of patents covering approved drug products in a collection entitled “Approved Drug Products with Therapeutic Equivalence Evaluations” (known universally as the “Orange Book”).

Drug Brand Name	Patent Expiry Date or Range of Patent Expiry Dates*
Epivir-HBV	November 17, 2009 to May 18, 2016
Hepsera	April 21, 2006 to July 23, 2018
Baraclude	October 18, 2010
Epivir	November 17, 2009 to May 18, 2016
Emtriva	May 11, 2010 to March 9, 2021
Zerit	June 24, 2008
Videx	August 29, 2006 to July 22, 2011
Ziagen	December 18, 2011 to May 14, 2018
Hivid	November 7, 2006 to July 2, 2008
Combivir	September 17, 2005 to May 18, 2016
Truvada	May 11, 2010 to March 9, 2021
Atripla	May 11, 2010 to March 9, 2021
Epzicom	December 18, 2011 to May 14, 2018
Trizivir	September 17, 2005 to May 14, 2018
Tyzeka	August 10, 2019

*	These dates do not take into account any patent term adjustments that may accrue due to procedural delays by the United States Patent and Trademark Office or patent term extensions that may accrue due to regulatory delays nor any exclusivity periods granted by the FDA.

As a result, generic versions of these drugs may become available. We expect to face competition from these generic drugs, including price-based competition.

Pressure from AIDS awareness and other social activist groups to reduce HIV drug prices may also put downward pressure on the prices of HIV drugs, including Racivir and DFC if they are commercialized. Similar trends of generic competition or social pressure may occur for HBV or HCV, which would result in downward pressure on the price for clevudine or R7128, if they are commercialized.

We face a risk of product liability claims and if we are not able to obtain adequate liability insurance, a product liability claim could result in substantial liabilities.

Our business exposes us to the risk of significant potential product liability claims that are inherent in the manufacturing, testing and marketing of human therapeutic products, and we will face an even greater risk if our collaborators or we sell any products commercially. Regardless of their merit or eventual outcome, product liability claims may result in:

•	delay or failure to complete our clinical trials;

•	withdrawal of clinical trial participants and difficulty in recruiting participants;

•	inability to commercialize our product candidates;

•	decreased demand for our product candidates;

•	injury to our reputation;

•	inability to establish new collaborations;

•	litigation costs;

•	substantial monetary awards against us; and

•	diversion of management or other resources from key aspects of our operations.

Product liability claims could result in an FDA investigation of the safety or efficacy of our products, our manufacturing processes and facilities or our marketing programs. An FDA investigation could also potentially lead to a recall of our products or more serious enforcement actions, limitations on the indications for which they may be used, or suspension or withdrawal of approval.

We currently have product liability insurance that covers our clinical trials for up to $9.0 million for each occurrence and up to a $9.0 million annual aggregate limit, subject to deductibles of $50,000 per occurrence and $250,000 annual aggregate limit and coverage limitations. We intend to increase our insurance coverage and include the sale of commercial products if marketing approval is obtained. Because insurance coverage is becoming increasingly expensive, we may not be able to obtain or maintain adequate protection against potential product liabilities at a reasonable cost or at all, and the insurance coverage that we obtain may not be adequate to cover potential claims or losses.

We may incur significant costs to comply with laws regulating the protection of health and human safety and the environment, and failure to comply with these laws and regulations could expose us to significant liabilities.

Our research and development activities involve the controlled use of numerous hazardous materials, chemicals and radioactive materials and produce waste products. We are subject to federal, state and local laws and regulations, and may be subject to foreign laws and regulations, governing the use, manufacture, storage, handling and disposal of hazardous materials and waste products, including certain regulations promulgated by the U.S. Environmental Protection Agency, or EPA. The EPA regulations to which we are subject require that we register with the EPA as a generator of hazardous waste. The risk of accidental contamination or injury from the handling, transporting and disposing of hazardous materials and waste products cannot be entirely eliminated. If an accident occurs, we could be held liable for resulting damages, which could be substantial. We are also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposures to blood-borne pathogens and the handling, transporting and disposing of biohazardous or radioactive materials. Although we maintain workers’ compensation insurance to cover us for the costs and expenses we may incur if our employees are injured as a result of using these materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain, nor do we plan to obtain, additional insurance coverage relating to damage claims arising from our use of hazardous materials. Further, we may be required to indemnify our collaborators or licensees against damages and other liabilities arising out of our development activities or products. Compliance with the applicable environmental and workplace laws and regulations is expensive. Future changes to environmental, health, workplace and safety laws could cause us to incur additional expenses or may restrict our operations or impair our research, development and production efforts.

Risks Related to our Common Stock

There may not be an active, liquid trading market for our common stock.

Prior to our initial public offering, which was completed on May 2, 2007, there had been no public market for our common stock. In the future, an active, liquid trading market for our common stock may not develop or be maintained. As a result, you may not be able to sell all or a significant portion of your holdings quickly. The initial public offering price of our common stock was determined by negotiation between us and representatives of the underwriters based upon a number of factors, including the history of, and the prospects for, our company and our industry, and may not be indicative of prices that will prevail in the future. The market price of our common stock may decline below the initial public offering price, and you may not be able to resell your shares of our common stock at or above the price you paid for them.

A significant portion of our total outstanding shares are restricted from immediate resale, but may be sold into the market in the near future. If there are substantial sales of our common stock by our existing stockholders, our stock price could decline.

Sales of substantial amounts of our common stock in the public market or otherwise after our initial public offering, or the perception that such sales could occur, could adversely affect the price of our common stock. Holders of approximately 14,010,333 shares of our common stock have entered into lock-up agreements that prevent the sale of such shares for up to 180 days after April 26, 2007, subject to extension under certain circumstances. After expiration of the lock-ups, these shares will be tradeable subject to the restrictions in Rule 144 of the Securities Act of 1933, as amended. In addition, the holders of approximately 13,490,969 shares of our common stock have rights, subject to some conditions, to require us to file registration statements to permit the resale of their shares in the public market or to include their shares in registration statements that we may file on our behalf or on behalf of our stockholders. We also have registered all common stock that we may issue under our employee benefit plans. As of March 31, 2007, 2,765,815 shares of our common stock were reserved and available for future issuance under our 1998 Stock Plan. These shares can be freely sold in the public market upon issuance, subject to restrictions under the securities laws and the lock-up agreements described above. If any of these stockholders causes a large number of securities to be sold in the public market, or if there is an expectation that such sales may occur, the sales could cause the trading price of our common stock to decline.

In addition, our amended and restated certificate of incorporation permits the issuance of up to approximately 79,061,000 additional shares of common stock as of May 31, 2007. Thus, we will have the ability to issue substantial amounts of common stock in the future, which would dilute the percentage ownership held by investors who purchase shares of our common stock.

Our stock price is volatile, which may cause your investment in our common stock to decline in value.

The stock market in general, and the market for biotechnology stocks in particular, have experienced extreme volatility that has often been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price for our common stock.

Price fluctuations could be in response to various factors, including:

•	adverse results or delays in our clinical trials or the clinical trials of our collaborators;

•	announcements of FDA non-approval of our products, or delays in the FDA or other foreign regulatory agency review process;

•	adverse actions taken by regulatory agencies with respect to our product candidates, clinical trials, manufacturing processes or sales and marketing activities;

•	introductions or announcements of new products or technological innovations or pricing by our competitors;

•	the loss of a significant collaborator;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to patent our product candidates and technologies;

•

changes in estimates of our financial performance by securities analysts or failure to meet or exceed securities analysts’ or investors’ expectations of our annual or quarterly financial results, clinical results or our achievement of any milestones or changes in securities analysts’ recommendations regarding the common stock, other comparable companies or our industry generally;

•	fluctuations in stock market prices and trading volumes of similar companies or of the markets generally;

•	changes in accounting principles;

•	sales of large blocks of our common stock, or the expectation that such sales may occur, including sales by our executive officers, directors and significant stockholders;

•	issuance of new shares of common stock in future offerings, or upon the exercise of existing warrants;

•	issuance of convertible debt;

•	discussion of our business, products, financial performance, prospects or our stock price by the financial and scientific press and online investor communities, such as chat rooms;

•	regulatory developments in the United States and abroad;

•	third-party healthcare reimbursement policies;

•	conditions or trends in the pharmaceutical and biotechnology industries;

•	departures of key personnel;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, clinical trial results, joint ventures or capital commitments; and

•	actual or anticipated variations in our annual or quarterly operating results.

As a result of these and other factors, you may not be able to resell your shares of common stock at or above the price you paid. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. We may be the target of similar litigation in the future. A securities class action suit against us could result in potential liabilities, substantial costs and the diversion of our management’s attention and resources, regardless of the outcome.

You may experience substantial dilution in the future.

In the past, we issued certain options and warrants to acquire common stock at prices significantly below the initial public offering price. As of March 31, 2007, we had 211,166 options outstanding with exercise prices ranging from $1.50 to $2.99 with a weighted average price of $1.73 and a weighted average remaining contractual life of 2.16 years; 1,911,623 options outstanding with exercise prices ranging from $3.00 to $4.49 with a weighted average price of $3.41 and a weighted average remaining contractual life of 8.39 years; 58,333 options outstanding with exercise prices ranging from $4.50 to $5.99 with a weighted average price of $5.24 and a weighted average remaining contractual life of 6.96 years; 279,040 options outstanding with exercise prices ranging from $6.00 to $7.49 with a weighted average price of $6.60 and a weighted average remaining contractual life of 5.02 years; and 32,667 options outstanding with exercise prices ranging from $7.50 to $8.18 with a weighted average price of $8.18 and a weighted average remaining contractual life of 4.41 years. To the extent the holders exercise those outstanding options, you will sustain further dilution. As of March 31, 2007, we had outstanding Series D-1 warrants which, upon the completion of our initial public offering, were exercised to receive 822,689 shares of our common stock. If we raise additional funding by issuing equity securities or convertible debt, or if we acquire other companies or technologies or finance strategic alliances by issuing equity, the newly issued or issuable shares will further dilute your percentage ownership and may also reduce the value of your investment.

Provisions of our amended and restated certificate of incorporation, bylaws and Delaware law could delay or discourage another company from acquiring us and may prevent attempts by our stockholders to replace or remove our current management.

Provisions of our amended and restated certificate of incorporation, bylaws and Delaware law may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which you might receive a premium for your shares. In addition, these provisions could make it more difficult for our stockholders to replace or remove our board of directors.

These provisions include:

•

the application of a Delaware law prohibiting us from entering into a business combination with the beneficial owner of 15% or more of our outstanding voting stock for a period of three years after such 15% or greater owner first reached that level of stock ownership, unless we meet specified criteria;

•	authorizing the issuance of preferred stock with rights that may be senior to those of the common stock without any further vote or action by the holders of our common stock;

•	providing for a classified board of directors with staggered terms;

•	requiring that our stockholders provide advance notice when nominating our directors or proposing matters that can be acted on by stockholders at stockholders’ meetings;

•	eliminating the ability of our stockholders to convene a stockholders’ meeting; and

•	prohibiting our stockholders from acting by written consent.

Our management will have broad discretion in the use of our funds.

Our management will have broad discretion in the application of our funds. We could use our funds in ways with which stockholders do not agree, or for corporate purposes that may not result in a significant or any return on your investment.

Our executive officers, directors and current principal stockholders own a large percentage of our voting common stock and could limit new stockholders’ influence on corporate decisions.

As of May 31, 2007, our executive officers, directors, current holders of more than 5% of our outstanding common stock and their respective affiliates beneficially own, in the aggregate, approximately 60.3% of our outstanding common stock. These stockholders, acting together, would be able to control all matters requiring approval by our stockholders, including mergers, sales of assets, the election of directors, the approval of mergers or other significant corporate transactions. The interests of these stockholders may not always coincide with our corporate interests or the interests of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of our other stockholders.

Because we have not previously paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future you will benefit from an investment in our common stock only if it appreciates in value.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain our future earnings, if any, to support the growth and development of our business and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, and other factors that our board of directors may deem relevant. As a result, you should not rely on any investment in our common stock to provide dividend income as part of your investment return. Any return on your investment in our common stock would result from an increase in the market price of your stock, which is uncertain and unpredictable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds from the Sale of Registered Securities

We sold 5,050,000 shares of our common stock in our initial public offering, including 50,000 shares sold in connection with the underwriters’ partial exercise of their over-allotment option. The registration statement on Form S-1 (File No. 333-133907) filed in connection with our initial public offering was declared effective by the SEC on April 26, 2007. The offering commenced on April 26, 2007 and has terminated prior to the date of this filing.

All 5,050,000 shares of our common stock sold in the offering were sold at the initial public offering price of $9.00 per share. We received aggregate net proceeds of approximately $39.5 million, after deducting underwriting discounts and commissions of approximately $3.2 million and offering expenses of approximately $2.8 million. The underwriters for the offering were Banc of America Securities LLC, UBS Securities LLC and JMP Securities LLC We intend to use the net proceeds of the offering to advance our clinical development program for clevudine into phase 3 clinical trials. As of May 31, 2007, all of the proceeds from the offering were invested in various interest-bearing money market accounts or marketable securities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On April 18, 2007, our stockholders holding a majority of shares outstanding adopted resolutions by written consent authorizing the following matters in connection with our initial public offering: (i) authorizing amendments to the Company’s Second Amended and Restated Certificate of Incorporation amending the definition of “Qualified IPO;” (ii) authorizing amendments to the Company’s Second Amended and Restated Certificate of Incorporation related to a reverse stock split of the Company’s common stock with an exchange rate of 1 for 1.5; (iii) adoption of a Third Amended and Restated Certificate of Incorporation to be effective upon the closing of the initial public offering and the conversion of all the outstanding shares of the Company’s preferred stock into shares of common stock; (iv) approval of Second Amended and Restated Bylaws effective upon the closing of the initial public offering and the conversion of all the outstanding shares of the Company’s preferred stock into shares of common stock; and (v) adoption of a 2007 Equity Incentive Plan to be effective upon the closing of the initial public offering and the conversion of all the outstanding shares of the Company’s preferred stock into shares of common stock.

•	For: 13,278,181

•	Against: 0

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARMASSET, INC.

Date:	June 11, 2007	By:	/s/ Kurt Leutzinger
Kurt Leutzinger Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)