Form 10-Q
period 2007-06-30
Pharmasset Inc
filed 2007-08-09
CIK 1301081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of August 7, 2007 was 21,072,699.

PHARMASSET, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2007

INDEX

		Page

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets as of June 30, 2007 (Unaudited) and September 30, 2006	4

	Condensed Statements of Operations and Comprehensive Net Loss for the Three Months and Nine Months Ended June 30, 2007 (Unaudited) and 2006 (Unaudited)	6

	Condensed Statements of Cash Flows for the Nine Months Ended June 30, 2007 (Unaudited) and 2006 (Unaudited)	7

	Notes to Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II.	OTHER INFORMATION	27

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48

Item 4.	Submission of Matters to a Vote of Security Holders	49

Item 6.	Exhibits	50

SIGNATURES		51

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. The forward-looking statements are principally contained in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “potential,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. These forward-looking statements include statements about the following:

•	our product development efforts, in particular with respect to the clinical trial results and regulatory approval of clevudine, Racivir®, R7128 and DFC;

•	the initiation, completion or success of preclinical studies and clinical trials;

•	clinical trial initiation and completion dates, anticipated regulatory filing dates and regulatory approval for our product candidates;

•	the commercialization of our product candidates;

•	our collaboration agreement with Roche, including potential milestone or royalty payments thereunder;

•	our intentions regarding the establishment of collaborations or the licensing of product candidates or intellectual property;

•	our intentions to expand our capabilities and hire additional employees;

•	anticipated operating losses, future revenues, research and development expenses, and the need for additional financing; and

•	our financial performance.

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

You should read this Quarterly Report on Form 10-Q and the documents that we reference in it completely and with the understanding that our actual future results may be materially different from what we expect. Our business, financial condition, results of operations, and prospects may change. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information. The forward-looking statements contained in this Quarterly Report on Form 10-Q are subject to the safe-harbor protection provided by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PHARMASSET, INC.

CONDENSED BALANCE SHEETS

	As of June 30, 2007 (unaudited)	As of Sept. 30, 2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$65,256,208	$26,182,316
Short-term investments	1,252,438	1,250,013
Amounts due under collaborative agreements	1,283,044	297,070
Prepaid expenses and other assets	907,442	359,082
Deferred offering costs	—	1,608,826

Total current assets	68,699,132	29,697,307

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
Laboratory, office furniture and equipment	2,321,430	1,877,095
Leasehold improvements	1,836,553	1,836,553

	4,157,983	3,713,648
Less accumulated depreciation and amortization	(1,206,834)	(544,725)

Total equipment and leasehold improvements, net	2,951,149	3,168,923

OTHER ASSETS	152,524	131,300

TOTAL	$71,802,805	$32,997,530

See notes to financial statements.

PHARMASSET, INC.

CONDENSED BALANCE SHEETS—(Continued)

	As of June 30, 2007 (unaudited)	As of Sept. 30, 2006
LIABILITIES, REDEEMABLE STOCK, WARRANTS AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$502,235	$710,386
Accrued expenses	3,502,607	2,055,025
Deferred rent	124,462	124,462
Current portion of capital lease obligation	156,663	—
Deferred revenue	1,857,136	1,803,564

Total current liabilities	6,143,103	4,693,437

DEFERRED RENT	235,627	328,718

NON CURRENT PORTION OF CAPITAL LEASE OBLIGATION	82,558	—

DEFERRED REVENUE	6,190,422	7,364,547

Total liabilities	12,651,710	12,386,702

COMMITMENTS	—	—

REDEEMABLE STOCK AND WARRANTS:
Series B, C, D and R redeemable convertible preferred stock	—	19,376,679
Series R-1 warrants	—	264,000
Redeemable common stock	—	1,190,251

Total redeemable stock and warrants	—	20,830,930

STOCKHOLDERS’ EQUITY (DEFICIT):
Series A convertible preferred stock; $0.001 par value per share; 3,200,000 shares authorized, 2,639,722 shares issued, outstanding and convertible into 1,759,814 common shares at September 30, 2006; liquidation value of $3,685,176 at September 30, 2006	—	2,640
Series D-1 warrants to purchase 1,254,960 shares of D-1 convertible preferred stock for $0.10 per share, convertible into 836,640 common shares; exercisable starting August 4, 2006	—	5,411,932
Common stock; $0.001 par value per share; 100,000,000 shares authorized, 21,070,876 shares issued and outstanding at June 30, 2007 (unaudited); 30,000,000 shares authorized, 10,291,386 shares issued and outstanding at September 30, 2006	21,071	10,291
Additional paid-in capital	114,606,732	44,480,015
Accumulated other comprehensive income	4,730	2,305
Accumulated deficit	(55,481,438)	(50,127,285)

Total stockholders’ equity (deficit)	59,151,095	(220,102)

TOTAL	$71,802,805	$32,997,530

See notes to financial statements.

PHARMASSET, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE NET LOSS

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
REVENUES:	$464,291	$513,784	$14,045,167	$4,884,429

COSTS AND EXPENSES:
Research and development	4,426,252	3,145,358	12,096,962	7,936,220
General and administrative	2,640,655	1,886,000	6,892,707	6,099,868

Total costs and expenses	7,066,907	5,031,358	18,989,669	14,036,088

OPERATING LOSS	(6,602,616)	(4,517,574)	(4,944,502)	(9,151,659)
INVESTMENT INCOME	744,938	394,383	1,544,018	1,279,861
INTEREST EXPENSE	(4,435)	—	(11,369)	—

LOSS BEFORE INCOME TAXES	(5,862,113)	(4,123,191)	(3,411,853)	(7,871,798)
PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	(5,862,113)	(4,123,191)	(3,411,853)	(7,871,798)
REDEEMABLE PREFERRED STOCK ACCRETION	1,204,653	279,059	1,775,684	829,387

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(7,066,766)	$(4,402,250)	$(5,187,537)	$(8,701,185)

COMPREHENSIVE NET LOSS:
NET LOSS	$(5,862,113)	$(4,123,191)	$(3,411,853)	$(7,871,798)
UNREALIZED GAIN (LOSS) ON AVAILABLE-FOR-SALE INVESTMENTS	—	481	2,425	(56,465)

COMPREHENSIVE NET LOSS:	$(5,862,113)	$(4,122,710)	$(3,409,428)	$(7,928,263)

NET LOSS ATTRIBUTABLE TO COMMON
STOCKHOLDERS PER SHARE:
BASIC	$(0.40)	$(0.42)	$(0.40)	$(0.83)
DILUTED	$(0.40)	$(0.42)	$(0.40)	$(0.83)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	17,558,466	10,495,068	12,919,580	10,448,106
DILUTED	17,558,466	10,495,068	12,919,580	10,448,106

See notes to financial statements.

PHARMASSET, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,411,853)	$(7,871,798)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	662,109	232,469
Non-cash stock compensation	1,931,010	255,724
Changes in operating assets and liabilities:
Amounts due under collaborative agreements, prepaid expenses and other assets	(1,390,580)	(479,604)
Accounts payable	(216,834)	775,831
Accrued expenses	1,130,877	(1,309,904)
Deferred rent	(93,091)	—
Deferred revenue	(1,120,553)	(2,710,982)

Net cash used in operating activities	(2,508,915)	(11,108,264)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities or sale of investments	—	10,800,000
Purchase of property, plant, and equipment	(287,110)	(2,180,011)

Net cash (used in) provided by investing activities	(287,110)	8,619,989

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	981,833	338,801
Net proceeds from initial public offering	40,962,382	—
Principal payments on capital lease obligations	(74,298)	—
Offering costs paid	—	(242,547)

Net cash provided by financing activities	41,869,917	96,254

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	39,073,892	(2,392,021)

CASH AND CASH EQUIVALENTS—Beginning of period	26,182,316	33,441,500

CASH AND CASH EQUIVALENTS—End of period	$65,256,208	$31,049,479

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$11,369	$—

Noncash transactions:
Deferred compensation—Series A convertible preferred shares issuable	$—	$(300,719)
Accretion of redeemable convertible preferred stock to redemption value	$1,775,684	$829,387
Accretion of redeemable common stock to redemption value	$729,509	$265,566
Fixed assets purchased on account	$8,682	$80,014
Offering costs unpaid at end of period	$316,407	$899,675
Unrealized gain (loss) on available-for-sale investments	$2,425	$(56,465)
Conversion of redeemable convertible preferred stock, redeemable common stock, and convertible preferred stock into common stock	$21,325,000	$—
Exercise and conversion of Series D-1 warrants into common stock	$5,411,932	$—
Capital lease obligations incurred	$313,520	$—
Dividends paid on the Series D preferred stock in the form of common stock	$1,186,871	$—

See notes to financial statements.

PHARMASSET, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business —The Company was incorporated as Pharmasset, Ltd. on May 29, 1998 under the laws of Barbados. The Company redomiciled under the laws of Delaware on June 8, 2004, as Pharmasset, Inc., and Pharmasset, Ltd. was dissolved on June 21, 2004. Pharmasset, Inc., then-existing as a Georgia corporation that was incorporated on June 5, 1998 and was the Company’s only subsidiary, was merged with and into the Delaware corporation on July 23, 2004.

Pharmasset, Inc. (“Pharmasset” or “the Company”) is a clinical-stage pharmaceutical company committed to discovering, developing and commercializing novel drugs to treat viral infections. The Company’s primary focus is on the development of oral therapeutics for the treatment of hepatitis B virus (HBV), hepatitis C virus (HCV) and human immunodeficiency virus (HIV). The Company currently has three product candidates: clevudine, expected to enter Phase 3 registration clinical trials for the treatment of HBV; R7128, a pro-drug of PSI-6130, in a Phase 1 clinical trial for the treatment of HCV through a collaboration with F. Hoffmann-LaRoche Ltd. and Hoffmann-La Roche Inc. (collectively, Roche); and Racivir, which has completed a Phase 2 clinical trial for the treatment of HIV. Additionally, we are evaluating the efficacy and safety of DFC for the treatment of HIV following the completion of a Phase 2b clinical trial. Our research and development efforts focus on a class of compounds known as nucleoside analogs, which act to inhibit the natural enzymes required for viral replication. The Company is applying its expertise in nucleoside chemistry to the discovery and development of additional antiviral therapeutics. The Company is subject to risks common to companies in the pharmaceutical industry including, but not limited to, product development risks, protection of proprietary intellectual property, compliance with government regulations, dependence on key personnel, the need to obtain additional financing, uncertainty of market acceptance of products, and product liability (See Part II, Item 1A. – Risk Factors for additional information).

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

The accompanying unaudited condensed financial statements and notes to the condensed financial statements should be read in conjunction with the audited financial statements for the fiscal year ended September 30, 2006 included in the Company’s Registration Statement on Form S-1 (as amended), which was declared effective by the Securities and Exchange Commission, or SEC, on April 26, 2007.

Reverse Stock Split —On March 1, 2007, the Company’s board of directors approved a 1.0 for 1.5 reverse stock split of the Company’s outstanding common stock which became effective on April 19, 2007. All common share and per common share amounts in the accompanying condensed financial statements and notes to the condensed financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock split.

Initial Public Offering —On May 2, 2007, the Company completed its initial public offering (“IPO”) of 5,050,000 shares of its common stock (including the underwriters’ exercise of a portion of their over-allotment option) at a public offering price of $9.00 per share. Net cash proceeds from the initial public offering were $41.0 million after deducting offering costs paid during fiscal 2007 and $39.0 million after deducting additional offering costs paid in fiscal 2006.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates —The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents —Cash and cash equivalents represent cash and highly liquid investments purchased within three months of the maturity date and consisted primarily of money market funds.

PHARMASSET, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Investments —The Company invests available cash primarily in bank certificates of deposit and investment-grade commercial paper, corporate notes, and government securities. All investments are classified as available-for-sale and are carried at fair market value with unrealized gains and losses recorded in accumulated other comprehensive income. For purpose of determining realized gains and losses, the cost of securities sold is based on specific identification.

Deferred Offering Costs —The Company deferred specific incremental costs directly attributable to its initial public offering. Such costs were charged against the proceeds from the initial public offering that was completed on May 2, 2007.

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

Fair Value of Financial Instruments —The carrying amounts of cash and cash equivalents, amounts due under collaborative agreements, accounts payable, and accrued expenses approximate fair value because of their short-term nature. Investments at September 30, 2006 and June 30, 2007 are classified as available-for-sale securities and carried at fair market value.

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

During the three and nine months ended June 30, 2007 and 2006, the Company derived a majority of its revenue from two customers (see Note 4).

Revenue Recognition —The Company records revenue provided that there is persuasive evidence that an arrangement exists and service has been performed, the price is fixed or determinable and collectibility is reasonably assured. The Company earns revenue under collaborative research and development arrangements.

The Company follows the guidance of Emerging Issues Task Force (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables, in accounting for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. Revenue related to collaborative research and development arrangements includes nonrefundable license fees, milestone payments and research and development payments from the Company’s collaborative partners. Where the Company has continuing performance obligations under the terms of a collaborative arrangement, nonrefundable license fees are recognized as revenue over the specified development period as the Company completes its performance obligations. The determination of the performance period and expected level of effort involves management’s judgment.

Revenues from milestones related to an arrangement under which the Company has continuing performance obligations, if deemed substantive, are recognized as revenue upon achievement of the milestone. Milestones are considered substantive if all of the following conditions are met: the milestone payment is nonrefundable; achievement of the milestone

PHARMASSET, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

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

Where the Company has no continuing involvement under a collaborative agreement, the Company records nonrefundable license fee revenue when the Company has the contractual right to receive the payment, in accordance with the terms of the collaborative agreement, and records milestone revenue upon appropriate notification to the Company of achievement of the milestones by the collaborative partner.

Deferred revenue at September 30, 2006 and June 30, 2007 consisted primarily of payments received in advance of revenue recognized under collaborative agreements. Since the payments received under the collaborative agreements are non-refundable, the termination of a collaborative agreement prior to its completion could result in an immediate recognition of deferred revenue relating to payments already received from the collaborative partner but not previously recognized as revenue.

Research and Development Expenses —Research and development expenses consist primarily of salaries and related personnel expenses, fees paid to external service providers, costs of preclinical studies and clinical trials, drug and laboratory supplies, costs for facilities and equipment and the costs of intangibles that are purchased from others for use in research and development activities, such as in-licensed product candidates, that have no alternative future uses. Research and development expenses are included in operating expenses when incurred. Reimbursements received from the Company’s collaborators for third-party research and development expenses incurred by the Company on their behalf are recorded as a contra-expense. Amounts due from collaborators for reimbursement of research and development expenses are recorded on the balance sheets as “Amounts due under collaborative agreements”.

Stock-Based Compensation — On October 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”). This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued To Employees” (“APB 25”) and its related implementation guidance. SFAS 123R requires companies to recognize stock compensation expense for awards of equity instruments to employees based on grant-date fair value of those awards (with limited exceptions). The Company adopted SFAS 123R using the modified prospective method, which results in recognition of compensation expense for all share-based awards granted or modified after October 1, 2006 as well as all unvested awards outstanding at the date of adoption. The cost is recognized as compensation expense over the life of the instruments, based upon the grant date fair value of the equity or liability instruments issued. The Company expects the adoption of SFAS 123R to result in stock compensation expense and therefore a reduction of income before income taxes in fiscal 2007 of approximately $1,700,000. The Company’s actual stock compensation expense in fiscal 2007 could differ materially from this estimate depending on the number, timing, magnitude and vesting of new awards and changes in the fair value or volatility of the Company’s common stock. Stock options granted to consultants are periodically valued as they vest in accordance with EITF 96-18, “ Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services ,” using a Black-Scholes option pricing model. Stock-based compensation expense is included in both research and development expenses and in general and administrative expenses in the statements of operations and comprehensive net loss. Since the Company’s stock was not publicly traded prior to April 27, 2007, the expected volatility was calculated for each date of grant prior to having a publicly traded stock based on the “peer method.” The Company identified companies that trade publicly within the pharmaceutical industry that have similar SIC codes, employee count and revenues. The Company had chosen the weekly high price volatility for these companies for a period of five years. Effective October 1, 2006 the Company has used the weekly high price for these companies for a period of six years to coordinate with the expected term calculated pursuant to SAB 107. The assumptions used and weighted-average information for employee and director grants are as follows:

PHARMASSET, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Employee and Director grants:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Risk free interest rate	4.60%	4.77%	4.55%	4.77%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected lives (years)	5.31	5.00	5.93	5.00
Expected volatility	55.07%	53.08%	54.33%	53.08%
Weighted-average fair value of options granted	$4.65	$1.98	$2.73	$1.98

During the quarter ended June 30, 2007, the Company granted 95,165 stock options at fair values ranging from $3.40 to $5.08 per share, risk free interest rates ranging from 4.50% to 5.02%, an expected volatility of the market price of the Company’s common stock ranging from 53.62% to 60.02%, a dividend yield of 0%, an expected life ranging from 5.00 years to 6.11 years, and an employee forfeiture rate of 11.03%. As a result of adopting SFAS 123 R on October 1, 2006, the Company recorded non-cash compensation expense of approximately $607,885, or $0.03 per share, during the quarter ended June 30, 2007. As of June 30, 2007, total unrecognized stock-based compensation expense resulting from the adoption of SFAS 123R was approximately $2,342,161, which has a weighted- average period of approximately 1.32 years to be recognized.

Prior to October 1, 2006, the Company elected to follow APB 25, and related interpretations to account for its stock-based employee compensation plans, and had adopted the pro forma disclosure option for stock-based compensation issued to employees under SFAS 123. The table below presents a summary of the pro forma effects to reported net loss prior to October 1, 2006 as if the Company had elected to recognize stock-based compensation costs based on the fair value of the options granted as prescribed by SFAS 123.

	Three Months Ended June 30, 2006	Nine Months Ended June 30, 2006
	(In thousands, except per share amounts)
Net loss attributable to common stockholders as reported	$(4,402)	$(8,701)
Add: stock based compensation expense included in reported net loss	102	256
Deduct: stock-based compensation expense determined under fair value method	(445)	(1,084)

Pro forma net loss	$(4,745)	$(9,529)

Net loss per share as reported:
Basic and diluted	$(0.42)	$(0.83)

Pro forma net loss per share:
Basic and diluted	$(0.45)	$(0.91)

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

PHARMASSET, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Preferred Stock Accretion —Prior to the conversion of all of the Company’s redeemable convertible preferred stock into common stock on May 2, 2007 when the Company completed an initial public offering of its common stock, the Company used the interest method to increase the carrying amount of its redeemable convertible preferred stock on each balance sheet date, so that the carrying amount, initially the fair value of the security on the date of issue, would have equaled the redemption amount at the earliest redemption date. These periodic increases to the carrying amount also used the interest method to include amounts representing dividends not currently declared or paid, but which would have been payable under the redemption features had they been still accrued and unpaid at the redemption date (See Note 8).

Comprehensive Net (Loss) Profit —Components of comprehensive (loss) profit include net (loss) profit and unrealized gains (loss) on available-for-sale securities, net of tax. Comprehensive (loss) profit is presented in the statements of operations and comprehensive net (loss) profit.

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

The following table provides each of the inputs to the calculations of basic and diluted net (loss) profit attributable to common stockholders per share for the three and nine months ended June 30, 2007 and 2006.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
Numerator:
Net loss attributable to common stockholders	$(7,067)	$(4,402)	$(5,188)	$(8,701)

Denominator:
Weighted average common shares outstanding used in calculation of basic net loss per share	17,558	10,495	12,920	10,448
Effect of dilutive securities:
Common stock options	—	—	—	—
Preferred Shares	—	—	—	—
Preferred stock warrants	—	—	—	—

Weighted average common shares outstanding used in calculation of diluted net loss per share	17,558	10,495	12,920	10,448

Net loss attributable to common stockholders per share:
Basic	$(0.40)	$(0.42)	$(0.40)	$(0.83)

Diluted	$(0.40)	$(0.42)	$(0.40)	$(0.83)

The following table summarizes the securities outstanding at the end of each period with the potential to become common stock that have been excluded from the computation of diluted net loss (profit) attributable to common stockholders per share, as their effect would have been anti-dilutive.

	June 30,
	2007	2006
	(In thousands)
Preferred shares	—	4,192
Preferred stock warrants	—	1,150
Options to purchase common stock	2,442	2,410

Total	2,442	7,752

PHARMASSET, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

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

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”), was issued. SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact this standard would have on its financial statements.

3. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	As of June 30, 2007	As of Sept. 30, 2006
Accrued compensation	$654,904	$429,454
Accrued accounting fees	67,500	290,000
Accrued legal fees	1,009,098	377,838
Accrued license fees	195,000	390,000
Accrued clinical trial expenses	1,283,222	114,348
Other accrued expenses	292,883	453,385

	$3,502,607	$2,055,025

PHARMASSET, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

4. CONTRACT REVENUE AGREEMENTS

The following is a reconciliation between cash payments received and receivable under contract revenue agreements and contract revenue reported:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Cash received/receivable	$—	$375	$12,925	$2,173
Deferred	—	(375)	(375)	(2,125)
Amortization	464	514	1,495	4,836

Revenues	$464	$514	$14,045	$4,884

The Company recorded revenue from the collaboration agreement with Roche comprising 100.0%, 99.9%, 99.7% and 32.6% of total revenue in the three months ended June 30, 2007 and 2006, and the nine months ended June 30, 2007 and 2006, respectively. The Company recorded revenue from the collaboration agreement with Incyte Corporation (“Incyte”) comprising 0.0%, 0.0%, 0.0% and 66.4% of total revenue in the three months ended June 30, 2007 and 2006, and the nine months ended June 30, 2007 and 2006, respectively. No other customer accounted for 10% or more of the Company’s total revenue in the periods presented herein.

Roche —In October, 2004, the Company entered into a collaboration and license agreement with Roche to develop PSI-6130, PSI-6130 pro-drugs and chemically related nucleoside polymerase inhibitors for all indications, including the treatment of chronic HCV infections. Roche paid the Company an up-front payment of $8.0 million and has agreed to pay future research and development costs. The up-front payment has been recorded as deferred revenue and is being amortized over the estimated development period. Roche has also agreed to make milestone and commercialization payments to the Company for PSI-6130 and its pro-drugs, the lead nucleoside compound of the collaboration, assuming successful development and marketing in Roche’s territories. The portion of the above payments recorded as deferred revenue on the Company’s balance sheets as of June 30, 2007 and September 30, 2006 was $8,047,558 and $9,168,111, respectively.

In addition, the Company will receive royalties paid as a percentage of total annual net product sales, if any, and the Company will be entitled to receive one time performance payments should net sales from the product exceed specified thresholds.

The Company granted Roche worldwide rights, excluding Latin America and Korea, to PSI-6130 and its related compounds. The Company retained certain co-promotion rights in the United States. The Company will be required to pay to Roche royalties on net product sales, if any, in the territories the Company has retained. Roche will fund research related to the collaboration. Roche will fund and the Company will be responsible for preclinical work, the Investigational New Drug (“IND”) filing, and the proof-of-concept clinical trial, while Roche will manage other preclinical studies and future clinical development. Roche has reimbursed the Company $1,487,450 and $2,767,780 in the three and nine months ended June 30, 2007, respectively, and $1,608,761 and $3,758,103 in the three and nine months ended June 30, 2006, respectively, under the agreement.

The agreement will terminate once there are no longer any royalty or payment obligations. Additionally, Roche may terminate the agreement in whole or in part by providing six months written notice to the Company. Otherwise, either party may terminate the agreement in whole or in part in connection with a material breach of the agreement by the other party that is not timely cured. In the event of termination, Roche must assign or transfer to the Company all regulatory filings, trademarks, patents, preclinical and clinical data related to this collaboration.

In conjunction with the agreement, Roche purchased 400,000 shares of the Company’s Series R redeemable convertible preferred stock and received warrants to purchase up to an additional 470,588 shares of Series R-1 redeemable convertible preferred stock for $4.0 million. These shares and warrants were initially recorded at fair value for financial reporting purposes. The 400,000 shares of Series R redeemable convertible preferred stock were converted into 266,666 shares of the Company’s common stock on May 2, 2007 when the Company completed an initial public offering of its common stock, and the related warrants expired without exercise on October 26, 2006.

PHARMASSET, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

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

On April 3, 2006, Incyte announced its decision to discontinue its development of DFC. Along with this decision, Incyte terminated the collaborative and license agreement it entered into with Pharmasset and returned its rights related to DFC to the Company. Since the upfront payment noted above was non-refundable, the termination of the collaborative and license agreement by Incyte resulted in immediate recognition of the remaining deferred revenue (relating to this upfront payment) as revenue. The Company is analyzing the preclinical and clinical data on DFC generated by Incyte. Based on the Company’s preliminary review of the data provided to it, the Company believes further analysis of the merits of continuing to develop DFC is warranted.

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

5. STOCK PLANS

The Company’s 1998 Stock Plan (the “1998 Plan”) was originally approved and adopted by our board of directors and approved by our stockholders on December 21, 1998. Our board of directors and stockholders approved an amendment to the 1998 Plan on July 14, 2000 to increase the number of shares available under the plan from 1,000,000 to 1,333,333, an amendment on August 4, 2004 to increase the number of shares available under the plan from 1,333,333 to 2,450,348 and an amendment on May 24, 2006 to increase the number of shares available under the plan from 2,450,348 to 3,517,015. The purpose of the 1998 Plan is to provide an incentive to officers, directors, employees, independent contractors and to other persons who provide significant services to the Company. Upon the closing of the initial public offering, which occurred on May 2, 2007, the Company adopted the 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan makes available up to 1,166,381 shares of the Company’s common stock for the grant of stock options, stock appreciation rights, restricted stock, deferred stock, restricted stock units, performance shares, phantom stock and similar types of stock awards as well as cash awards. Options granted under the 2007 Plan may be either “incentive stock options,” as defined under Section 422 of the Code or nonstatutory stock options. Options granted under the 2007 Plan shall be at per share exercise prices equal to the fair values of the shares on the dates of grant. The 2007 Plan will terminate in fiscal 2017 unless it is extended or terminated earlier pursuant to its terms. Generally, options granted under these plans have a contractual life of 10 years and vest pro rata over a four (4) year term. A summary of the Company’s stock option activity during the nine months ended June 30, 2007 is as follows:

PHARMASSET, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

	Number of Shares	Weighted Average Exercise Price
Outstanding—September 30, 2006	2,375,983	$3.53
Granted (unaudited)	317,067	$4.02
Exercised (unaudited)	—	—
Forfeited (unaudited)	(30,192)	$3.84

Outstanding—December 31, 2006 (unaudited)	2,662,858	$3.59
Granted (unaudited)	140,000	$4.50
Exercised (unaudited)	(310,028)	$2.84
Forfeited (unaudited)	—	—

Outstanding—March 31, 2007 (unaudited)	2,492,830	$3.72
Granted (unaudited)	95,165	$8.58
Exercised (unaudited)	(78,108)	$3.51
Forfeited (unaudited)	(67,603)	$3.77

Outstanding—June 30, 2007 (unaudited)	2,442,284	$3.92

Exercisable—September 30, 2006	1,125,997	$3.75

Exercisable—December 31, 2006 (unaudited)	1,268,226	$3.74

Exercisable—March 31, 2007 (unaudited)	1,113,185	$3.96

Exercisable—June 30, 2007 (unaudited)	1,158,346	$4.20

The range of exercise prices of options outstanding at June 30, 2007 was $1.50 to $9.00. The weighted average remaining contractual life of options outstanding at June 30, 2007 was 7.47 years. The total intrinsic value of options exercised during the nine months ended June 30, 2007 was $651,698. The Company recognized compensation expense of $797,726, $1,931,010, $101,971 and $255,723 in the three and nine months ended June 30, 2007, and the three and nine months ended June 30, 2006, respectively, related to options issued to non-employees and employees. At June 30, 2007 and September 30, 2006, $4,413,441 (including $2,342,161 resulting from the adoption of SFAS 123R) and $1,423,167, respectively, of deferred stock-based compensation expense related to employee stock options remained unamortized.

	Outstanding as of June 30, 2007			Exercisable as of June 30, 2007
Number of Options	Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
141,667	$1.50–$2.99	1.96	$1.78	141,667	$1.78
1,892,118	$3.00–$4.49	8.14	$3.40	670,680	$3.21
53,833	$4.50–$5.99	7.67	$5.32	22,333	$5.10
235,000	$6.00–$7.49	4.89	$6.63	225,000	$6.62
119,666	$7.50–$9.00	8.34	$8.69	98,666	$8.73

As of June 30, 2007, there were options to purchase 2,329,187 shares of the Company’s common stock outstanding that were either vested or expected to vest in the future, of which options to purchase 1,158,346 shares were currently exercisable, with weighted average exercise prices of $3.93 and $4.20 per share, aggregate intrinsic values of $11,227,682 and $5,270,123, and weighted average remaining contractual terms of 7.41 and 6.38 years, respectively.

PHARMASSET, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

6. INCOME TAXES

The Company’s effective tax rate for the three and nine months ended June 30, 2007 was 0%, as the Company expects to have a loss for the full tax year. The net deferred tax asset as of June 30, 2007 remains fully offset by a valuation allowance since it is more likely than not that such tax benefits will not be realized.

7. COMMITMENTS

On May 23, 2005, the Company entered into an operating lease for office and laboratory space through May 22, 2010, in Princeton, New Jersey. Monthly lease payments began May 23, 2005. The Company also leases office space in Durham, North Carolina. Monthly lease payments began May 1, 2007 and end on April 1, 2009.

In January 2007, the Company entered into a capital lease for lab equipment with principal and interest payments of $14,044 due monthly through December 2008.

At June 30, 2007, future payments under capital leases and minimum payments under non-cancelable operating leases are as follows:

	June 30, 2007
	Capital Lease	Operating Leases
Three months ended September 30, 2007	$42,131	$226,121
Fiscal 2008	168,526	904,485
Fiscal 2009	42,131	871,505
Fiscal 2010	—	530,255

Total minimum payments required	$252,788	$2,532,366

Less: Amounts representing interest	(13,567)

Minimum future payments of principal	$239,221
Less: Current portion	(156,663)

Long-term portion	$82,558

8. REDEEMABLE STOCK AND WARRANTS, AND STOCKHOLDERS’ EQUITY (DEFICIT)

Redeemable Stock and Warrants—On May 2, 2007, the closing date of the Company’s initial public offering, and pursuant to the amended and restated by-laws of the Company, the following conversions were completed:

Redeemable Convertible Preferred Stock. All outstanding shares of redeemable convertible preferred stock (Series B, C, D and R) were converted into an aggregate of 2,432,569 shares of common stock as follows:

Preferred Stock Series	Amount of Common Shares
Series B Conversion	245,331
Series C Conversion	250,120
Series D Conversion	1,670,452
Series R Conversion	266,666

2,432,569

PHARMASSET, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

In addition, holders of the Series D Redeemable convertible preferred stock were entitled to receive quarterly dividends at a rate equal to 7.5% per annum of the purchase price per share. Such dividends accrued from February 4, 2006 through May 2, 2007, the closing date of the Company’s initial public offering, and were paid out in the form of 131,864 shares of common stock.

Redeemable Common Stock. All outstanding shares of redeemable common stock were converted into 213,306 shares of common stock.

Stockholders’ Equity (Deficit)—On May 2, 2007, the closing date of the Company’s initial public offering, and pursuant to the amended and restated by-laws of the Company, the following stock was converted and warrants were exercised:

Series A Convertible Preferred Stock. All outstanding shares of Series A convertible preferred stock were converted into an aggregate of 1,759,808 shares of common stock.

Exercise of Warrants—The Series D-1 warrants were exercised in full in connection with the Company’s initial public offering on a “net exercise” basis, which resulted in the Company issuing 822,689 shares of common stock to the warrant holders.

9. SUBSEQUENT EVENT

During July 2007, Roche initiated long-term chronic toxicology studies as part of its collaboration agreement with the Company for the development of R7128 for the treatment of HCV. Upon this initiation, Pharmasset received a $7.5 million milestone payment from Roche. The Company expects to immediately recognize all of this milestone payment as revenue during the quarter ended September 30, 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with our condensed financial statements and the related notes to those condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q and in our Registration Statement on Form S-1 (File No. 333-133907).

Overview

We are a clinical-stage pharmaceutical company committed to discovering, developing and commercializing novel drugs to treat viral infections. Our primary focus is on the development of oral therapeutics for the treatment of hepatitis B virus (“HBV”), hepatitis C virus (“HCV”) and human immunodeficiency virus (“HIV”). We currently have three product candidates: Clevudine, expected to enter Phase 3 registration clinical trials for the treatment of HBV; R7128, a pro-drug of PSI-6130, in a Phase 1 clinical trial for the treatment of HCV through a collaboration with F. Hoffmann-LaRoche Ltd. and Hoffmann-La Roche Inc. (collectively, Roche); and Racivir, which has completed a Phase 2 clinical trial for the treatment of HIV. Additionally, we are evaluating the efficacy and safety of DFC for the treatment of HIV following the completion of a Phase 2b clinical trial. Our research and development efforts focus on a class of compounds known as nucleoside analogs, which act to inhibit the natural enzymes required for viral replication. We are applying our expertise in nucleoside chemistry to the discovery and development of additional antiviral therapeutics.

Clevudine is an oral, once-daily pyrimidine nucleoside analog that we are developing for the treatment of HBV. We licensed clevudine from Bukwang, a Korean pharmaceutical company. Bukwang received final product approval from Korean regulators in December 2006 and commercially launched clevudine in the Korean market in February 2007 under the brand name Levovir. In two completed Korean Phase 3 clinical trials in 337 patients, Studies 301 and 302, clevudine demonstrated the ability to significantly reduce HBV viral load in patients to undetectable levels and normalized liver enzyme levels. Furthermore, in Study 302, 16% of the e-antigen negative patients who had received clevudine demonstrated a sustained virologic response (“SVR”) 24 weeks after stopping therapy, versus 0% of the patients who had received the placebo. In March 2006, Bukwang completed Study 303, a Korean open-label follow-on study of clevudine in 55 HBV patients, including 15 e-antigen negative patients and who had not been previously exposed to antiviral therapies, referred to as treatment-naïve patients. The results of Study 303 are consistent with the results of Studies 301 and 302 in terms of significantly reducing HBV viral load in patients to undetectable levels and normalizing liver enzyme levels. Additionally, in Study 303, 80% of e-antigen negative patients sustained a virologic response that was undetectable 12 weeks after completing the 48-week course of therapy.

We expect to initiate two Phase 3 clinical trials of clevudine for registration in the Americas and Europe during the third calendar quarter of 2007. The clevudine registration studies include two 48-week Phase 3 clinical trials designed to test the superiority of once-daily doses of Clevudine 30mg over Hepsera 10mg (adefovir) on predetermined primary and secondary endpoints. Study 305 will be conducted in approximately 376 hepatitis B e-antigen positive patients, and Study 306 will be conducted in approximately 480 hepatitis B e-antigen negative patients. The primary endpoint of these registration studies is expected to be a composite endpoint measuring the percentage of patients with undetectable HBV DNA (less than 300 copies/ml) and the normalization of liver enzyme levels at 48 weeks on therapy. We plan to continue the clevudine Phase 3 studies from week 48 to week 96 to gather additional safety and efficacy data, as well as assess clevudine’s SVR rate for HBV.

In October 2006, Roche and we initiated a Phase 1 clinical trial with R7128 designed to assess the safety and pharmacokinetics of R7128 in healthy volunteers and HCV-infected patients, as well as provide antiviral efficacy data following 14 days of monotherapy in HCV-infected patients. We currently anticipate that the data from this study will be available in the second half of calendar 2007, and we anticipate the initiation of a Phase 2 combination study of R7128 with Pegasys and Copegus in the second calendar quarter of 2008. Further testing will be required to provide enough evidence regarding safety and efficacy to support an application with the FDA in the future. In November 2005, Roche and we initiated a clinical trial outside the United States in healthy human volunteers to assess the safety and pharmacokinetics of orally administered PSI-6130. In this study, single oral doses of PSI-6130 were generally well-tolerated with no serious adverse events in doses up to 3,000 mg and achieved bioavailability and pharmacokinetic properties that are likely to be associated with antiviral activity in people infected with HCV. We believe that R7128, a pro-drug of PSI-6130, may be able to achieve similar results at relatively lower doses.

Racivir is an oral, once-daily deoxycytidine nucleoside analog that we are developing as an HIV therapy for use in combination with other approved HIV drugs. In a recently completed Phase 2 clinical trial, for the subset of patients carrying the M184V mutation and less than three thymidine analog mutations, replacing lamivudine with Racivir in their existing combination therapies caused a mean decrease in plasma HIV RNA of 0.7 log (80% reduction) in the second week of treatment. Twenty-eight percent of these patients achieved an undetectable level of virus (less than 400 copies per milliliter) and 64% of these patients achieved at least a 0.5 log decrease (68% reduction) in plasma HIV RNA.

DFC is an oral, once-daily deoxycytidine nucleoside analog that we are evaluating for the treatment of HIV. We had been developing DFC in collaboration with Incyte Corporation (“Incyte”) until April 2006 when Incyte terminated our collaborative and license agreements and returned its rights related to DFC to us. We are analyzing the preclinical and clinical data on DFC generated by Incyte. Based on our preliminary review of the data provided to us, we believe further analysis of the merits of continuing to develop DFC is warranted.

Results of all prior clinical trials do not provide enough evidence to support a New Drug Application (“NDA”) filing with the FDA and additional trials will be needed. Results of all of our ongoing trials and any future trials we may conduct may not corroborate earlier results.

We have incurred substantial operating losses since our inception because we have devoted substantially all of our resources to our research and development activities and have not generated any revenue from the sale of approved drugs. As of June 30, 2007, we had an accumulated deficit of $55.5 million. We expect our operating losses to increase for at least the next several years as we continue to pursue the clinical development of clevudine, Racivir and our other product candidates, and as we expand our discovery and development pipeline. We expect our compensation expense to increase in the future as we implement our planned increase in the number of our employees.

We have funded our operations primarily through the sale of equity securities, payments received under collaboration agreements, government grants and interest earned on investments. We expect to continue to fund our operations over the next several years through the net proceeds of our initial public offering completed on May 2, 2007, our existing cash resources, potential future milestone payments that we expect to receive from Roche if certain conditions are satisfied, interest earned on our investments and additional capital to be raised through public or private equity offerings or debt financings. We will require significant additional financing in the future to fund our operations. Additional financing may not be available on acceptable terms, if at all. As of June 30, 2007, we had approximately $65.3 million of cash and cash equivalents and approximately $1.3 million of short-term investments.

Revenue

All of our product candidates are currently in development, and, therefore, we do not expect to generate any direct revenue from drug product sales for at least the next several years, if at all. Our revenues to date have been generated primarily from milestone payments under our collaboration agreements, license fees, research funding and grants. We currently have one collaboration agreement with Roche for the development of PSI-6130, its pro-drugs and related compounds. We entered into our collaboration agreement with Roche in October 2004. Roche subsequently paid us an up-front payment of $8.0 million. Pursuant to the terms of our collaboration agreement with Roche, we received a $7.5 million milestone payment during the three months ended December 31, 2006 and a $5.0 million milestone payment during the three months ended March 31, 2007. As of June 30, 2007, we had received an aggregate of $25.5 million in payments under the Roche collaboration agreement, including research funding and related fees as well as up-front and milestone payments.

Under the current terms of the Roche collaboration agreement, if we succeed in obtaining all of the regulatory approvals specified in the agreement for PSI-6130 or a pro-drug of PSI-6130, including R7128, as of June 30, 2007 the maximum future development and commercialization milestone payments payable to us are $122.5 million. During July 2007, Roche initiated long-term chronic toxicology studies as part of its collaboration agreement with us for the development of R7128 for the treatment of HCV. Upon this initiation, Pharmasset received a $7.5 million milestone payment from Roche. We expect to immediately recognize all of this milestone payment as revenue during the quarter ended September 30, 2007.

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

Research and Development Expenses

Our research and development expenses consist primarily of salaries and related personnel expenses, fees paid to external service providers, up-front payments under our license agreements, patent-related legal fees, costs of preclinical studies and clinical trials, drug and laboratory supplies and costs for facilities and equipment. We use external service providers to manufacture our product candidates for clinical trials and for the majority of our preclinical and clinical development work. We charge all research and development expenses to operations as they are incurred. Our development activities are primarily focused on the development of clevudine, Racivir, and R7128. We are responsible for all costs incurred in the future in the clinical development of clevudine for registration in the Americas, Europe and certain other territories, where we have the rights to develop and commercialize clevudine, which we in-licensed from Bukwang. We are responsible for all costs incurred in the clinical development of Racivir, as well as the research costs associated with our other internal research programs. Under our collaboration with Roche, Roche will fund the clinical development and commercialization of PSI-6130 and its pro-drugs, including R7128. Under this collaboration, Roche will reimburse us for all of the currently expected external expenses (up to $4.5 million) associated with, and we will be responsible for, certain preclinical work, the Investigational New Drug (“IND”) filing, and the proof-of-concept clinical trial. Roche will fund all of the expenses of, and be responsible for, other preclinical studies and future clinical development. We will continue to develop and retain worldwide rights to ongoing and future HCV programs unrelated to the PSI-6130 series of nucleoside polymerase inhibitors licensed to Roche. Incyte had been funding the clinical development and commercialization of DFC, but since its return to us by Incyte, we are responsible for any additional expenses.

We are currently focused on advancing the clinical development of clevudine, Racivir, and R7128 (in collaboration with Roche). We anticipate that we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis. These determinations will be made in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment as to the product candidate’s commercial potential. In 2007, we expect to initiate and fund a Phase 3 clinical program for clevudine. We currently estimate it will cost approximately $73.0 million, excluding the internal personnel costs associated with conducting these two registration trials, to progress clevudine’s clinical program to the filing of an NDA with the FDA. Additionally, in connection with the initiation of this Phase 3 clinical program, we anticipate triggering an obligation to make a milestone payment of $1.0 million to Bukwang. We do not believe, however, that it is possible at this time to accurately project total program-specific expenses through commercialization for clevudine or any of our other product candidates. There are numerous factors associated with the successful commercialization of any of our drug candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Product candidates that may appear promising at early stages of development may not reach the market for a number of reasons. Product candidates may be found ineffective or cause harmful side effects during clinical trials, may take longer to progress through clinical trials than anticipated, may fail to receive necessary regulatory approvals and may prove impracticable to manufacture in commercial quantities at reasonable cost and with acceptable quality. The lengthy process of seeking FDA approvals requires the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining regulatory approvals could materially adversely affect our product development efforts. Because of these risks and uncertainties, we cannot predict when or whether we will successfully complete the development of our product candidates or the ultimate product development cost or whether we will obtain any approval required by the FDA on a timely basis, if at all.

As we obtain results from clinical trials, we may elect to discontinue or delay preliminary studies or clinical trials for a product candidate or development program in order to focus our resources on more promising product candidates or programs. We expect our research and development expenses to increase substantially as we continue the clinical development of clevudine and Racivir and as we continue our research and development activities. The maximum aggregate milestone payments related to clevudine that we will have to pay to Bukwang if we succeed in obtaining all of the regulatory approvals and reach all marketing milestones specified in our agreement with Bukwang are $24.0 million. Additionally, we may pay up to an aggregate of $3.9 million in future milestone payments related to development and regulatory events under our license agreement for dioxolane thymine (“DOT”) with RFS Pharma LLC.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for employees in executive and operational functions, including accounting, finance, legal, business development, investor relations, information technology and human resources. Other significant general and administration costs include facilities costs and professional fees for outside accounting and legal services, travel, insurance premiums and depreciation. We expect general and administrative costs to increase significantly in connection with our planned growth. We anticipate increases in expenses associated with being a public company, including expenses relating to directors’ and officers’ insurance, legal and accounting services, investor relations and other internal resource requirements arising from additional compliance and reporting obligations imposed by the federal securities laws and the Sarbanes-Oxley Act of 2002, including Section 404, which requires management’s assessment of internal controls, and the NASDAQ Stock Market LLC.

Results of Operations

Three Months and Nine Months Ended June 30, 2007 and 2006

Revenues. Revenues were $0.5 million during the three months ended June 30, 2007, consistent with revenues of $0.5 million during the same period a year ago. Revenues during each period reflected amortization of up-front and subsequent collaborative and license payments received from Roche previously recorded as deferred revenue.

Revenues increased to $14.0 million during the nine months ended June 30, 2007 from $4.9 million during the nine months ended June 30, 2006. This $9.1 million increase was due primarily to our receipt of milestone payments from Roche totaling $12.5 million during the first half of fiscal 2007. Included in the $4.9 million of revenues in the year ago period were $3.2 million of revenue related to our license agreement with Incyte ($2.8 million of which represented accelerated recognition of deferred revenue caused by Incyte’s termination of this license agreement).

The following is a reconciliation between cash payments received and receivable under contract revenue agreements and contract revenue reported:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Cash received/receivable	$—	$375	$12,925	$2,173
Deferred	—	(375)	(375)	(2,125)
Amortization	464	514	1,495	4,836

Revenues	$464	$514	$14,045	$4,884

Research and Development Expenses. Research and development expenses increased to $4.4 million during the three months ended June 30, 2007 from $3.1 million in the three months ended June 30, 2006. This net increase of $1.3 million consists primarily of a $0.9 million increase in Phase 3 registration clinical trial expenses for clevudine (including $0.4 million for over-encapsulated adefovir, the comparator drug to be used in these Phase 3 clinical trials), and a $0.3 million increase of non-cash stock compensation expenses (primarily resulting from the adoption of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”) on October 1, 2006).

Research and development expenses increased to $12.1 million during the nine months ended June 30, 2007 from $7.9 million in the nine months ended June 30, 2006. This net increase of $4.2 million consists primarily of a $2.0 million increase in Phase 3 clinical trial expenses for clevudine, a $1.4 million increase in new drug discovery expenses and related laboratory operating expenses, $0.4 million in Phase 2 clinical trial expenses for Racivir, $0.4 million in depreciation expense, and $0.7 million of non-cash stock compensation expenses (primarily resulting from the adoption of SFAS 123R on October 1, 2006). Partially offsetting these increases was a $0.7 million decrease in licensing expenses, which included a one-time license agreement with RFS Pharma LLC for DOT, and accelerated amortization expense associated with the termination of the license agreement between us and Incyte during the nine months ended June 30, 2006.

General and Administrative Expenses. General and Administrative expenses were $2.6 million during the three months ended June 30, 2007, an increase of $0.7 million from $1.9 million in the three months ended June 30, 2006. The increase of $0.7 million was due primarily to non-cash stock compensation expenses of $0.4 million (resulting from the adoption of SFAS 123R on October 1, 2006) and an increase in insurance expense of $0.2 million.

General and Administrative expenses increased $0.8 million to $6.9 million during the nine months ended June 30, 2007 from $6.1 million in the nine months ended June 30, 2006. The increase of $0.8 million was due to an increase in non-cash stock compensation expenses of $0.9 million (resulting from the adoption of SFAS 123(R) on October 1, 2006), increased compensation expenses of $0.3 million resulting from an increase in headcount, and an increase in insurance expense of $0.2 million. These increases were partially offset by decreases in legal fees and relocation expenses totaling $0.6 million during the nine months ended June 30, 2007, compared to the 2006 period.

Investment Income. Investment income increased to $0.7 million during the three months ended June 30, 2007 from $0.4 million in the three months ended June 30, 2006, and increased to $1.5 million during the nine months ended June 30, 2007 from $1.3 million in the nine months ended June 30, 2006. The increases were due to higher average invested cash balances during the three and nine month periods ended June 30, 2007, compared to the 2006 periods.

Preferred Stock Accretion. Preferred stock accretion was $1.2 million during the three months ended June 30, 2007 and $0.3 million during the three months ended June 30, 2006, and $1.8 million in the nine months ended June 30, 2007 and $0.8 million in the nine months ended June 30, 2006. The accretion recorded during the three months ended June 30, 2007 includes $1.0 million of accretion to bring the carrying amounts of the redeemable convertible preferred stock to their redemption values as of May 2, 2007, the date we completed our initial public offering and converted all of our redeemable convertible preferred stock outstanding into common stock.

Liquidity and Capital Resources

From inception to June 30, 2007, we have funded our operations primarily through an initial public offering of our common stock, which was recently completed on May 2, 2007, private placements of our equity securities, payments received under our collaboration agreements, and government grants. From inception to June 30, 2007, we have raised approximately $102.2 million in net proceeds from sales of our equity securities, including $41.0 million from our recently completed initial public offering after deducting offering costs paid during fiscal 2007 and $39.0 million after deducting additional offering costs paid in fiscal 2006. At June 30, 2007, we held approximately $65.3 million in cash and cash equivalents and approximately $1.3 million of short-term investments. We have invested a substantial portion of our available cash funds in investment securities consisting of investment grade, marketable debt instruments of corporations, government agencies or financial institutions.

Net cash used in operating activities was $2.5 million during the nine months ended June 30, 2007 and $11.1 million in the nine months ended June 30, 2006. The $8.6 million reduction in net cash used in operating activities during the current year period, as compared to the year ago period was due primarily to increased revenues of $9.2 million resulting from the receipt of two milestone payments from Roche during the first half of fiscal 2007 totaling $12.5 million.

Net cash used in investing activities was $0.3 million during the nine months ended June 30, 2007, compared to net cash provided by such activities of $8.6 million in the nine months ended June 30, 2006. Included in the net cash provided by investing activities in the year ago period were proceeds from the sale of investments of $10.8 million. Such investments were sold to fund our operations. No such investments were sold during the current year period, as milestone payments received from Roche were used to fund such activities. The net cash provided by investing activities in the year ago period of $8.6 million also included purchases of equipment and leasehold improvements of $2.2 million for our new lab and office space in Princeton, New Jersey.

Net cash provided by financing activities was $41.9 million during the nine months ended June 30, 2007, compared to $0.1 million during the nine months ended June 30, 2006. The net cash provided by financing activities during the nine months ended June 30, 2007 includes net proceeds from our initial public offering of $41.0 million after deducting offering costs paid during fiscal 2007 and $39.0 million after deducting additional offering costs paid in fiscal 2006, along with proceeds from the exercise of stock options of $1.0 million.

Developing drugs, conducting clinical trials and commercializing products is expensive and we will need to raise substantial additional funds to achieve our strategic objectives. Although we believe our cash resources as of June 30, 2007, together with anticipated payments under our existing collaboration agreements, will be sufficient to fund our projected cash requirements for the next 18 months, we will require significant additional financing in the future to complete our clinical trials for clevudine and fund our other operations. Additional financing may not be available on acceptable terms, if at all. Our future capital requirements will depend on many factors, including:

•	the progress and costs of our preclinical studies, clinical trials and other research and development activities;

•	the scope, prioritization and number of our clinical trials and other research and development programs;

•	the amount of revenues we receive under our collaboration agreements;

•	the costs of the development and expansion of our operational infrastructure;

•	the costs and timing of obtaining regulatory approval of our product candidates;

•	the ability of our collaborators to achieve development milestones, marketing approval and other events or developments under our collaboration agreements;

•	the costs of filing, prosecuting, enforcing and defending patent claims and other intellectual property rights;

•	the costs and timing of securing manufacturing arrangements for clinical or commercial production;

•	the costs of establishing sales and marketing capabilities or contracting with third parties to provide these capabilities for us;

•	the costs of acquiring or undertaking development and commercialization efforts for any future product candidates;

•	the magnitude of our general and administrative expenses; and

•	any costs that we may incur under current and future licensing arrangements relating to our product candidates.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosures. We review our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ substantially from these estimates under different assumptions or conditions. Our significant accounting policies are described in more detail in Note 2 of the Notes to Financial Statements (unaudited) included in this Quarterly Report on Form 10-Q; however, we believe that the following accounting policies are critical to the judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

We recognize revenues in accordance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB No. 104”). SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectibility is reasonably assured. Our revenues are primarily related to our collaboration agreements, and these agreements provide for various types of payments to us, including non-refundable upfront license fees, research and development payments, milestones, and royalties.

Non-refundable payments received upon contract signing are recorded as deferred revenue and recognized as revenue as the related activities are performed. The period over which these activities are to be performed is based upon management’s estimate of the development period. Changes in management’s estimate could change the period over which revenue is recognized. Payments for research funding are recognized as revenues as the related research activities are performed. We will recognize revenue from non-refundable milestone payments when earned, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement and (ii) we do not have ongoing performance obligations. Any amounts received under the agreements in advance of performance are recorded as deferred revenue and recognized as revenue as we complete our performance obligations. Where we have no continuing involvement under a collaborative arrangement, we record nonrefundable license fee revenue when we have the contractual right to receive the payment, in accordance with the terms of the license agreement, and record milestones upon appropriate notification to us of achievement of the milestones by the collaborative partner.

Accrued Expenses

We are required to estimate accrued expenses as part of our process of preparing financial statements. This process involves estimating the level of service performed on our behalf and the associated cost incurred in instances where we have not been invoiced or otherwise notified of actual costs. Examples of areas in which subjective judgments may be required include costs associated with services provided by contract organizations for preclinical development, clinical trials and manufacturing of clinical materials. We account for expenses associated with these external services by determining the total cost of a given study based on the terms of the related contract. We accrue for costs incurred as the services are being provided by monitoring the status of the trials and the invoices received from our external service providers. In the case of clinical trials, the estimated cost normally relates to the projected costs of treating the patients in our trials, which we recognize over the estimated term of the trial according to the number of patients enrolled in the trial on an ongoing basis, beginning with patient enrollment. As actual costs become known to us, we adjust our accruals. To date, the number of clinical trials and related research service agreements has been relatively limited and our estimates have not differed significantly from the actual costs incurred. We expect, however, as clinical trials for clevudine, Racivir and R7128, that our estimated accruals for clinical and research services will be more material to our operations in future periods.

Stock-based Compensation

We account for stock-based employee compensation arrangements in accordance with the provisions of SFAS 123R. SFAS 123R requires companies to recognize stock compensation expense for awards of equity instruments to employees based on grant-date fair value of those awards (with limited exceptions). We adopted SFAS 123R using the modified prospective method, which results in recognition of compensation expense for all share-based awards granted or modified after October 1, 2006 as well as all unvested awards outstanding at the date of adoption. The cost is recognized as compensation expense over the life of the instruments, based upon the grant-date fair value of the equity or liability instruments issued. Prior to October 1, 2006, we accounted for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “ Accounting for Stock Issued to Employees “ (“APB 25”) and related interpretations and had adopted the pro forma disclosure option for stock-based employee compensation under SFAS No. 123, “ Accounting for Stock-Based Compensation “ (“SFAS No. 123”). Stock options granted to consultants are periodically valued as they vest in accordance with EITF 96-18, “ Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” using a Black-Scholes option pricing model. The fair value of our employee and director options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Risk free interest rate	4.60%	4.77%	4.55%	4.77%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected lives (years)	5.31	5.00	5.93	5.00
Expected volatility	55.07%	53.08%	54.33%	53.08%
Weighted-average fair value of options granted	$4.65	$1.98	$2.73	$1.98

Recently Issued Accounting Standards

In July 2006, the FASB issued FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that, based solely on its technical merits, is more likely than not to be sustained upon examination by the applicable taxing authority. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006, although early adoption is permitted. The adoption of FIN 48 is not expected to have a material impact on us.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS 157 is not expected to have a material impact on us.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”), was issued. SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact this standard would have on our financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We invest our excess cash in high quality, interest-bearing securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality marketable debt instruments of corporations, government agencies or financial institutions with maturities of less than two years. There have been no material changes to the information regarding our exposure to interest rate risk included in our Registration Statement on Form S-1 declared effective by the SEC on April 26, 2007.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

In connection with the audits of our financial statements for the years ended December 31, 2003 and 2004, the nine months ended September 30, 2005 and the year ended September 30, 2006, we and our auditors concluded that we did not maintain effective controls over the timely identification, evaluation and accurate resolution of non-routine and complex accounting matters, specifically related to equity and revenue transactions, and over the process of including complete and appropriate presentation of items required by accounting principles generally accepted in the United States in the financial statements and notes thereto. In our judgment and the judgment of our auditors, this constituted a material weakness in our internal controls under the standards established by the Public Company Accounting Oversight Board. To remedy this weakness, during June 2007 we hired a financial reporting specialist to (1) help us maintain effective controls over the timely identification, evaluation and accurate resolution of non-routine and complex accounting matters, specifically related to equity and revenue transactions, and (2) help us complete and appropriately present items required by GAAP in our financial statements and notes thereto.

There were no other changes in the Company’s internal control over financial reporting during the three months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Our research and development activities, preclinical studies, clinical trials, manufacturing and the anticipated marketing of our product candidates are subject to extensive regulation by a wide range of governmental authorities in the United States, including the FDA and by comparable authorities in Europe and elsewhere. To date, none of our product candidates has been approved for sale by the FDA or any foreign regulatory authority except clevudine, for which Bukwang has received marketing approval in Korea. Neither we nor our collaborators, independently or collectively, will be able to commercialize any of our product candidates until we or they obtain FDA approval in the United States or approval by comparable regulatory agencies in Europe or other countries. To satisfy FDA or foreign regulatory approval standards for the commercial sale of our product candidates, we must, among other requirements, demonstrate in adequate and well-controlled clinical trials that our product candidates are safe and effective. We, Institutional Review Boards (IRBs), the FDA or applicable foreign regulatory authorities could suspend the clinical trials of a drug candidate at any time if there is a concern that the patients participating in such clinical trials are being exposed to unacceptable health risks or for other reasons. Adverse side effects of a product candidate on patients in a clinical trial could result in the FDA or foreign regulatory authorities refusing to approve a particular drug candidate for any and all indications of use.

We have conducted initial preclinical studies and early-stage clinical trials of Racivir, PSI-6130, R7128 and DFC. These trials were not primarily designed to demonstrate the efficacy of Racivir, PSI-6130, R7128 or DFC as therapeutic agents, but rather to collect data on safety and assist in determining the appropriate dose. Even if our product candidates achieve positive results in preclinical and early clinical trials, similar results may not be observed in subsequent trials and results may not prove to be statistically significant or demonstrate safety and efficacy to the satisfaction of the FDA or other regulatory agencies.

The FDA also regulates the manufacturing facilities of our third-party manufacturers. Prior to approval, the FDA inspects manufacturing facilities to ensure compliance with current Good Manufacturing Practices (“cGMP”), including quality control and record-keeping measures. Post-approval, the FDA and certain state agencies subject these facilities to unannounced inspections to ensure continued compliance with cGMP. Failure to satisfy the pre-approval inspection or subsequent discovery of problems with a product, or a manufacturing or laboratory facility used by us or our collaborators, may result in an inability to receive approval, recall of products, delay in approval or restrictions on the product or on the manufacturing post-approval, including a withdrawal of the drug from the market or suspension of manufacturing.

We will also require foreign regulatory approval with respect to the sale of our products outside of the United States. Foreign regulatory approval processes include all of the risks associated with the FDA approval processes described above, as well as risks attributable to the satisfaction of local regulations in foreign jurisdictions. Approval by the FDA does not assure approval by foreign regulatory authorities, and the fact that clevudine has been approved by Korean regulatory authorities does not mean that the FDA will approve clevudine. Many foreign regulatory authorities have different approval standards from those required by the FDA and may impose additional testing requirements for our product candidates. Furthermore, international ethical review boards may cause the start dates of our clinical trials to be delayed pending their review of safety data, clinical procedures, and comments provided by foreign regulatory authorities. We have had limited interaction with foreign regulatory authorities. We may not obtain foreign regulatory approvals on a timely basis, if at all. We may not be able to file for foreign regulatory approvals and may not receive necessary approvals to commercialize our existing and future product candidates in any market.

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

Before we can obtain regulatory approval for a product candidate, we must undertake extensive clinical trials in humans to demonstrate safety and efficacy to the satisfaction of the FDA or other regulatory agencies. Clinical trials of new product candidates sufficient to obtain regulatory marketing approval are complex and expensive and take years to complete. In addition, the results obtained in earlier-stage testing may not be indicative of results in future trials. For example, estimates of viral load reduction and activity against HBV, HCV and HIV obtained from preclinical studies and small-scale clinical trials are not necessarily indicative of results that could be achieved in larger clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier preclinical studies and clinical trials. We cannot assure you that we or our collaborators will successfully complete the planned clinical trials. Our collaborators or we may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent us from receiving regulatory approval or commercializing our product candidates, including the following events:

•

our clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical and/or preclinical studies or to abandon development programs;

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

•	delays or failures in obtaining clinical materials and manufacturing sufficient quantities of the product candidate for use in trials;

•	delays or failures in reaching agreement on acceptable terms with prospective study sites;

•	delays or failures in obtaining approval of our clinical trial protocol from an IRB to conduct a clinical trial at a prospective study site;

•	delays in recruiting patients to participate in a clinical trial;

•	failure of our clinical trials and clinical investigators to be in compliance with the FDA’s Good Clinical Practices;

•	unforeseen safety issues;

•	inability to monitor patients adequately during or after treatment;

•	difficulty monitoring multiple study sites;

•	failure of our third-party clinical trial managers to satisfy their contractual duties, comply with regulations or meet expected deadlines; and

•	determination by regulators that the clinical design of the trials is not adequate.

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

For example, in our Phase 2 study of Racivir, we anticipated that enrollment would take less than one year to complete, but it actually took 20 months. The primary reasons for this unexpected delay in enrollment included competition for patients with other longer-term clinical studies, larger investigator budgets and greater payments to study subjects for other clinical trials, very specific patient enrollment criteria for our clinical study, and protocol modifications that were required to increase the duration of treatment. As a result of these delays, it took us longer to complete this study than we had initially planned, and we had to commit human and financial resources to this project for an extended period that could have otherwise been allocated to other research programs.

Our product candidates may have undesirable side effects when used alone or in combination with other products that prevent their regulatory approval or limit their use if approved.

We must demonstrate the safety of our product candidates to obtain regulatory approval. Although in clinical trials to date, clevudine, Racivir, PSI-6130 and R7128 were generally well tolerated, these trials involved a small number of patients and we may observe significant adverse events for these product candidates in the future. With respect to DFC, on April 3, 2006, Incyte announced its decision to discontinue its development of DFC after observing an increased incidence of grade 4 hyperlipasemia in the rollover portion of a Phase 2b clinical trial. Any side effects associated with our product candidates may outweigh the benefits of our product candidates and prevent regulatory approval or limit their market acceptance if they are approved. Recent developments in the pharmaceutical industry have prompted heightened government awareness of safety reporting and pharmacovigilance. Global health authorities may impose regulatory requirements to monitor safety that may burden our ability to commercialize our drug products.

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

The marketing and advertising of our drug products by our collaborators or us will be regulated by the FDA, certain state agencies or foreign regulatory authorities. Violations of these laws and regulations, including promotion of our products for unapproved uses or failing to disclose risk information, are punishable by criminal and civil sanctions and may result in the issuance of enforcement letters or other enforcement action by the FDA, Department of Justice, state agencies, or foreign regulatory authorities that could jeopardize our ability to market the product.

In addition to FDA, state or foreign regulations, the marketing of our drug products by us or our collaborators will be regulated by federal, state or foreign laws pertaining to health care “fraud and abuse,” such as the federal anti-kickback law prohibiting bribes, kickbacks or other remuneration for the order or recommendation of items or services reimbursed by federal health care programs. Many states have similar laws applicable to items or services reimbursed by commercial insurers. Violations of these laws are punishable by criminal and civil sanctions, including, in some instances, imprisonment and exclusion from participation in federal and state health care programs, including the Medicare, Medicaid and Veterans Affairs healthcare programs. Because of the far-reaching nature of these laws, we may be required to discontinue one or more of our practices to be in compliance with these laws. Health care fraud and abuse regulations are complex, and even minor irregularities can potentially give rise to claims that a statute or prohibition has been violated. Any violations of these laws, or any action against us for violations of these laws, even if we successfully defend against it, could have a material adverse effect on our business, financial condition and results of operations.

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

We are a clinical-stage pharmaceutical company with a limited operating history upon which an investor can evaluate our operations and future prospects. We have incurred net losses in each year since our inception in 1998. For the nine months ended June 30, 2007, we had a net loss of $3.4 million, and for the year ended September 30, 2006, we had a net loss of $11.3 million. As of June 30, 2007, we had an accumulated deficit of $55.5 million. We do not expect to generate significant revenue from our product candidates for the next several years and we expect to continue to incur significant operating losses in future periods. We expect to incur substantial costs to further our drug discovery and development programs and that our rate of spending will accelerate as a result of the increased costs and expenses associated with preclinical and clinical development of clevudine, Racivir, R7128 and DFC, particularly when we begin Phase 3 clinical trials for clevudine. In addition, as we expand our operations, we will need to continue to improve our facilities and hire additional personnel. As a result, we expect that our annual operating losses will increase significantly over the next several years.

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

Developing drugs, conducting clinical trials and commercializing products is expensive and we will need to raise substantial additional funds to achieve our strategic objectives. Although we believe our existing cash resources as of June 30, 2007, together with anticipated payments under our existing collaboration agreement, will be sufficient to fund our projected cash requirements for the next 18 months, we will require significant additional financing in the future to complete our clinical trials for clevudine and to fund our other operations. Such financing may not be available on acceptable terms, if at all. Our future capital requirements will depend on many factors, including:

•	the progress and costs of our preclinical studies, clinical trials and other research and development activities;

•	the scope, prioritization and number of our clinical trials and other research and development programs;

•	the costs and timing of obtaining regulatory approval of our product candidates;

•	the costs of the development and expansion of our operational infrastructure;

•	the ability of our collaborators to achieve development milestones, marketing approval and other events or developments under our collaboration agreements;

•	the amount of revenues we receive under our collaboration agreements;

•	the costs of filing, prosecuting, enforcing and defending patent claims and other intellectual property rights;

•	the costs and timing of securing manufacturing arrangements for clinical or commercial production;

•	the costs of establishing sales and marketing capabilities or contracting with third parties to provide these capabilities for us;

•	the costs of acquiring or undertaking development and commercialization efforts for any future product candidates;

•	the magnitude of our general and administrative expenses; and

•	any costs that we may incur under current and future licensing arrangements relating to our product candidates.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 and the listing requirements of the NASDAQ Stock Market LLC. Section 404 of the Sarbanes-Oxley Act requires that we maintain effective internal controls over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management and our auditors to assess the effectiveness of our internal controls over financial reporting so that our independent auditors can deliver a report to us addressing these assessments. In order to comply with Section 404, we will need to incur substantial accounting expenses and expend significant management efforts.

The obligations of being a public company require significant additional expenditures and place additional demands on our management, administrative, operational, internal audit and accounting resources as we comply with the reporting requirements of a public company. If we are unable to accomplish our objectives in a timely and effective manner, our ability to comply with the rules that apply to public companies could be impaired. We will also need to upgrade our systems, implement additional financial and management controls, reporting systems and procedures, implement an internal audit function, and hire additional accounting, audit and financial staff with appropriate public company experience and technical accounting knowledge, which will increase our general and administrative expenses and capital expenditures. The rules and any related regulations that may be proposed in the future that are applicable to public companies may make it more difficult and more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher premiums to obtain the same or similar coverage. We cannot predict or estimate the amount or timing of the additional costs we may incur as a result of the reporting requirements applicable to public companies, but we expect our operating results will be adversely affected by the costs of operating as a public company.

Our auditors identified a material weakness in connection with the audits of our financial statements which, unless remedied, could have a material adverse effect on our external financial reporting.

In connection with the audits of our financial statements for the years ended December 31, 2003 and 2004, the nine months ended September 30, 2005 and the year ended September 30, 2006, we and our auditors concluded that we did not maintain effective controls over the timely identification, evaluation and accurate resolution of non-routine and complex accounting matters, specifically related to equity and revenue transactions, and over the process of including complete and appropriate presentation of items required by GAAP in the financial statements and notes thereto. In our judgment and the judgment of our auditors, this constituted a material weakness in our internal control over financial reporting under the standards established by the Public Company Accounting Oversight Board. To remedy this weakness, during June 2007 we hired a financial reporting specialist to (1) help us maintain effective controls over the timely identification, evaluation and accurate resolution of non-routine and complex accounting matters, specifically related to equity and revenue transactions and (2) help us complete and appropriately present items required by GAAP in our financial statements and notes thereto. We are also considering engaging an outside accounting firm other than our auditors to act as consultants in the preparation of external financial reports. Any failure to achieve and maintain effective control over financial reporting could cause us to fail to meet our reporting obligations and could require that we restate our financial statements for prior periods, any of which could cause investors to lose confidence in our reported financial information and cause a decline, which could be material, in the trading price of our common stock.

We will need to increase the size of our organization, and we may encounter difficulties managing our growth.

As of June 30, 2007, we had 39 employees, 25 of whom perform research and development functions. We plan to hire a significant number of additional employees in the future. For example, we expect to hire 20 to 30 employees in the next year and plan to hire several additional employees as required in the future to add depth and specialized expertise to our scientific and management team. We expect that this substantial growth will place a strain on our administrative and operational infrastructure. If the product candidates that we are developing continue to advance in clinical trials, we will need to expand our development, regulatory, manufacturing, quality, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to develop additional relationships with various collaborators, contract research organizations, suppliers, manufacturers and other organizations. We may not be able to establish such relationships or may incur significant costs to do so. Our ability to manage our growth will also require us to continue to improve our operational, financial and management controls, reporting systems and procedures, which will further increase our operating costs. If we are unable to successfully manage the expansion of our operations or operate on a larger scale, we will not achieve our strategic objectives.

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

Roche is subject to many of the same development and commercialization risks to which we are subject. If Roche decides to devote resources to alternative products, either on its own or in collaboration with other pharmaceutical companies, Roche may not devote sufficient resources to the development of R7128. Further, if Roche decides to pursue additional therapies for HCV, future sales of R7128 could be adversely affected. We are aware that Roche has an internal program to develop another molecule, known as R1626, as a treatment for HCV. Both R7128 and R1626 act as inhibitors of the HCV RNA polymerase. Any adverse development in Roche’s operations or financial condition could adversely affect the development and commercialization of R7128 or other pro-drugs of PSI-6130, and our receipt of future milestone payments and royalties on its sales.

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

Changes to the manufacturing process during or following the completion of clinical trials also require sponsors to demonstrate to the FDA that the product manufactured under the new conditions complies with cGMP requirements. This requirement applies to moving manufacturing functions to another facility. In each phase of investigation, sufficient information about changes in the manufacturing process must be submitted to the FDA.

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

We will need to procure additional supplies of R7128 to complete our future preclinical studies and clinical trials. Roche is supplying R7128 for our current preclinical studies and clinical trials. We are currently considering additional supply options of R7128. However, we have not yet entered into a definitive supply agreement with any company.

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

We may decide to enter into future collaboration agreements for the development and commercialization of clevudine, Racivir, DFC or other product candidates that we may identify in the future. We may not be successful in entering into any additional collaborative arrangements.

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

Risks Related to Our Intellectual Property

We licensed Racivir, one of our lead product candidates, from Emory University, and our rights to commercialize Racivir are subject to a right of first refusal held by Gilead, and uncertainties related to these rights may result in us being prevented from obtaining the expected economic benefits from developing Racivir.

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

These uncertainties related to our commercialization rights may result in us being prevented from obtaining the expected economic benefits from developing Racivir. In addition, we could become involved in litigation or arbitration related to our commercialization rights to Racivir in the future.

If we are unable to obtain and maintain adequate patent protection for our product candidates, we may be unable to commercialize our product candidates or to prevent other companies from using our intellectual property in competitive products in certain countries.

Our commercial success will depend, in large part, on our ability and the ability of our licensors to obtain and maintain patents and proprietary intellectual property rights sufficient to prevent others from marketing our product candidates, as well as to successfully defend and enforce those patents against infringement and to avoid infringing the proprietary rights of others, both in the United States and in foreign countries. Roche and we have filed patent applications for R7128, and we have filed and may in the future file our own patent applications for our other technology. We have also licensed certain patents, patent applications and other proprietary rights from third parties. We have licensed patents for clevudine, Racivir and DFC. The patent covering the composition of matter for clevudine that we have licensed from Bukwang is scheduled to expire in January 2014. The patent covering the composition of matter for Racivir that we have licensed from Emory University is scheduled to expire in September 2015. The patent covering methods of using DFC to treat HIV that we have licensed from Emory University is scheduled to expire in January 2015. The patent expiration dates stated above do not take into account any patent term adjustments that may accrue due to procedural delays by the United States Patent and Trademark Office or patent term extensions that may accrue due to regulatory delays.

Our patent position, like that of many pharmaceutical and biotechnology companies, is uncertain and involves complex legal and factual questions for which important legal principles are unresolved. We may not develop or obtain rights to products or processes that are patentable. Even if we or our licensors do obtain patents, such patents may not adequately protect the products or technologies we own or have licensed. In addition, we generally do not control the patent prosecution of subject matter that we license from others. Generally, the patent holders are primarily responsible for the patent prosecution and maintenance activities pertaining to the licensed patent applications and patents, while we are afforded opportunities to advise the primary licensors on such activities with respect to our licensed territories. Accordingly, we are unable to exercise the same degree of control over this intellectual property as we would over our own. Others may challenge, seek to invalidate, infringe or circumvent any patents we own or license, and rights we receive under those patents may not provide competitive advantages to us. We cannot assure you as to the degree of protection that we will be afforded by any patents issued to, or licensed by, us. The laws of many countries may not protect intellectual property rights to the same extent as U.S. laws, and those countries may lack adequate rules and procedures for defending our intellectual property rights. For example, we may not be able to prevent a third party from infringing our patents in a country that does not recognize or enforce patent rights, or that imposes compulsory licenses on or restricts the prices of life-saving drugs. Changes in either patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property.

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

We may be subject to claims that our board members, employees or consultants or we have used or disclosed alleged trade secrets or other proprietary information belonging to third parties and any such individuals that are currently affiliated with one of our competitors may disclose our proprietary technology or information.

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

•

HBV: Competitors with late-stage development programs for the treatment of HBV include Gilead Sciences, whose lead drug candidate has completed Phase 3 clinical trials. Our HBV product candidate may compete directly or be used in combination with the current standard of care, with the drug candidates that are currently in development and with those that may be developed in the future.

•

HCV: Roche, Schering-Plough, and several generic manufacturers market ribavirin, which is a component of the current standard of care for HCV. Roche and other companies, such as Valeant Pharmaceuticals International, Vertex Pharmaceuticals Incorporated, ViroPharma Incorporated, Gilead Sciences, Inc, Intermune, Human Genome Sciences, and Idenix, are also developing new drugs for the treatment of HCV.

•

HIV: Pharmaceutical companies such as Pfizer Inc. and Merck & Co., Inc., and biotechnology companies such as Gilead Sciences, Inc., Incyte Corporation, Avexa Limited, Achillion Pharmaceuticals, Inc., Panacos Pharmaceuticals, Inc. and Human Genome Sciences, Inc. are developing compounds targeting HIV. We also believe that a significant number of drugs are currently under development and will become available in the future for the treatment of HIV. In addition, we are aware that Merck and other companies are pursuing the development of a prophylactic vaccine, which would prevent infections. If a prophylactic vaccine is successful, it could reduce the size of the market for our products.

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

Several of the FDA-approved individual and combination products face patent expiration in the next several years. The following table lists expected patent expiration dates of FDA-approved individual and combination products the patents for which are expected to expire in the next several years and that we expect may compete with our product candidates, according to the FDA’s compilation of patents covering approved drug products in a collection entitled “Approved Drug Products with Therapeutic Equivalence Evaluations” (known universally as the “Orange Book”).

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

Sales of substantial amounts of our common stock in the public market or otherwise, or the perception that such sales could occur, could adversely affect the price of our common stock. In connection with our initial public offering, holders of approximately 13,997,000 shares of our common stock have entered into lock-up agreements that prevent the sale of such shares for up to 180 days after April 26, 2007, subject to extension under certain circumstances. After expiration of the lock-

ups, these shares will be tradeable subject to the restrictions in Rule 144 of the Securities Act of 1933, as amended. In addition, the holders of approximately 13,490,969 shares of our common stock have rights, subject to some conditions, to require us to file registration statements to permit the resale of their shares in the public market or to include their shares in registration statements that we may file on our behalf or on behalf of our stockholders. We also have registered all common stock that we may issue under our employee benefit plans. As of June 30, 2007, 3,854,088 shares of our common stock were reserved and available for future issuance under our 1998 Stock Plan and 2007 Equity Incentive Plan. These shares can be freely sold in the public market upon issuance, subject to restrictions under the securities laws and the lock-up agreements described above. If any of these stockholders causes a large number of securities to be sold in the public market, or if there is an expectation that such sales may occur, the sales could cause the trading price of our common stock to decline.

In addition, our amended and restated certificate of incorporation permits the issuance of up to approximately 78,929,124 additional shares of common stock as of June 30, 2007. Thus, we will have the ability to issue substantial amounts of common stock in the future, which would dilute the percentage ownership held by investors who purchase shares of our common stock.

Our stock price is volatile, which may cause your investment in our common stock to decline in value.

The stock market in general, and the market for clinical-stage pharmaceutical and biotechnology stocks in particular, have experienced extreme volatility that has often been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price for our common stock.

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

In addition, public companies in general and companies listed on the NASDAQ Stock Market LLC in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Further, there has been particular volatility in the market prices of securities of clinical-stage pharmaceutical and other life sciences companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market, securities class action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources.

You may experience substantial dilution in the future.

In the past, we issued certain options and warrants to acquire common stock at prices significantly below the initial public offering price. As of June 30, 2007, the following options were outstanding and exercisable as of June 30, 2007:

	Outstanding as of June 30, 2007			Exercisable as of June 30, 2007
Number of Options	Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
141,667	$1.50–$2.99	1.96	$1.78	141,667	$1.78
1,892,118	$3.00–$4.49	8.14	$3.40	670,680	$3.21
53,833	$4.50–$5.99	7.67	$5.32	22,333	$5.10
235,000	$6.00–$7.49	4.89	$6.63	225,000	$6.62
119,666	$7.50–$9.00	8.34	$8.69	98,666	$8.73

To the extent the holders exercise these outstanding options, you will sustain further dilution. In addition, if we raise additional funding by issuing equity securities or convertible debt, or if we acquire other companies or technologies, or finance strategic alliances by issuing equity, the newly issued or issuable shares will further dilute your percentage ownership and may also reduce the value of your investment.

Provisions of our amended and restated certificate of incorporation, bylaws and Delaware law could delay or discourage another company from acquiring us and may prevent attempts by our stockholders to replace or remove our current management.

Provisions of our amended and restated certificate of incorporation, bylaws and Delaware law may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which you might have received a premium for your shares. In addition, these provisions could make it more difficult for our stockholders to replace or remove our board of directors.

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

As of June 30, 2007, our executive officers, directors, current holders of more than 5% of our outstanding common stock and their respective affiliates beneficially own, in the aggregate, approximately 60.6% of our outstanding common stock. These stockholders, acting together, would be able to control all matters requiring approval by our stockholders, including mergers, sales of assets, the election of directors, the approval of mergers or other significant corporate transactions. The interests of these stockholders may not always coincide with our corporate interests or the interests of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of our other stockholders.

Because we have not previously paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future, you will benefit from an investment in our common stock only if it appreciates in value.

We have never declared or paid cash dividends on our common stock. We currently intend to retain our future earnings, if any, to support the growth and development of our business and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, and other factors that our board of directors may deem relevant. As a result, you should not rely on any investment in our common stock to provide dividend income as part of your investment return. Any return on your investment in our common stock would result from an increase in the market price of your stock, which is uncertain and unpredictable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds from the Sale of Registered Securities

We sold 5,050,000 shares of our common stock in our initial public offering, including the shares sold in connection with the underwriters’ partial exercise of their over-allotment option. The registration statement on Form S-1 (File No. 333-133907) filed in connection with our initial public offering was declared effective by the SEC on April 26, 2007.

All 5,050,000 shares of our common stock sold in the offering were sold at the initial public offering price of $9.00 per share. We received aggregate net proceeds of $41.0 million after deducting offering costs paid during fiscal 2007 and $39.0 million after deducting additional offering costs paid in fiscal 2006. The underwriters for the offering were Banc of America Securities LLC, UBS Securities LLC and JMP Securities LLC We intend to use the net proceeds of the offering to advance our clinical development program for clevudine into phase 3 clinical trials. All of the proceeds from the offering are currently invested in various interest-bearing money market accounts or marketable securities.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 18, 2007, our stockholders holding a majority of shares outstanding adopted resolutions by written consent authorizing the following matters in connection with our initial public offering: (i) authorizing amendments to our Second Amended and Restated Certificate of Incorporation amending the definition of “Qualified IPO;” (ii) authorizing amendments to our Second Amended and Restated Certificate of Incorporation related to a reverse stock split of our common stock with an exchange rate of 1 for 1.5; (iii) adoption of a Third Amended and Restated Certificate of Incorporation to be effective upon the closing of our initial public offering and the conversion of all the outstanding shares of our preferred stock into shares of common stock; (iv) approval of Second Amended and Restated Bylaws effective upon the closing of the initial public offering and the conversion of all the outstanding shares of our preferred stock into shares of common stock; and (v) adoption of a 2007 Equity Incentive Plan to be effective upon the closing of the initial public offering and the conversion of all the outstanding shares of our preferred stock into shares of common stock.

•	For: 13,278,181

•	Against: 0

•	Abstentions: 2,556,242

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARMASSET, INC.

Date:	August 9, 2007	By:	/s/ Kurt Leutzinger
Kurt Leutzinger Executive Vice President and Chief Financial Officer
(duly authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1 *	Rule 13a-14(a)/15d-14(a) Certification

31.2 *	Rule 13a-14(a)/15d-14(a) Certification

32 *	Section 1350 Certifications

*	- Filed electronically herewith.