Form 10-K
period 2007-09-30
Pharmasset Inc
filed 2007-12-31
CIK 1301081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-33428

Pharmasset, Inc.

(Exact name of registrant as specified in its charter)

Delaware	98-0406340
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

303-A College Road East Princeton, New Jersey	08540
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (609) 613-4100

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 Par Value Per Share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) based on the last reported sale price of the common stock on November 30, 2007 was $194.0 million. The registrant has provided this information as of November 30, 2007 because its common stock began publicly trading on April 27, 2007, which was after the last business day of its most recently completed second fiscal quarter. Prior to that time, there was no established public trading market for the registrant’s common stock.

As of November 30, 2007, the registrant had 21,288,615 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be held on March 25, 2008 are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORM 10-K

The “Company,” “Pharmasset,” “we” and “us” as used in this Annual Report on Form 10-K, refer to Pharmasset, Inc., a Delaware corporation. Pharmasset and our logo are our trademarks, and Racivir is our registered trademark. Other trademarks mentioned in this Annual Report on Form 10-K are the property of their respective owners.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. The forward-looking statements are principally contained in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “potential,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. These forward-looking statements include statements about the following:

•	our product development efforts, in particular with respect to the clinical trial results and regulatory approval of clevudine, Racivir®, R7128 and DFC;

•	the initiation, completion or success of preclinical studies and clinical trials;

•	clinical trial initiation and completion dates, anticipated regulatory filing dates and regulatory approval for our product candidates;

•	the commercialization of our product candidates;

•	our collaboration agreement with F. Hoffmann-LaRoche Ltd. and Hoffmann- La Roche Inc. (collectively, “Roche”), including potential milestone or royalty payments thereunder;

•	our intentions regarding the establishment of collaborations or the licensing of product candidates or intellectual property;

•	our intentions to expand our capabilities and hire additional employees;

•	anticipated operating losses, future revenues, research and development expenses, and the need for additional financing; and

•	our financial performance.

Forward-looking statements reflect our current views with respect to future events and are subject to risks and uncertainties. We discuss many of the risks and uncertainties associated with our business in greater detail under the heading “Risk Factors.” Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. All forward-looking statements represent our estimates and assumptions only as of the date of this Annual Report on Form 10-K.

You should read this Annual Report on Form 10-K and the documents that we reference in it completely and with the understanding that our actual future results may be materially different from what we expect. Our business, financial condition, results of operations, and prospects may change. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information. The forward-looking statements contained in this Annual Report on Form 10-K are subject to the safe-harbor protection provided by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”).

PART I

ITEM 1.	BUSINESS

Overview

We are a clinical-stage pharmaceutical company committed to discovering, developing and commercializing novel drugs to treat viral infections. Our primary focus is on the development of oral therapeutics for the treatment of hepatitis B virus, or HBV, hepatitis C virus, or HCV and human immunodeficiency virus, or HIV. Our research and development efforts focus on a class of compounds known as nucleoside analogs, which act to inhibit the natural enzymes required for viral replication. We are currently focusing on three product candidates, two of which we are developing ourselves and one of which we are developing with a strategic partner:

•	Clevudine, for the treatment of chronic HBV infection, is enrolling Phase 3 clinical trials for registration in North, Central and South America (“the Americas”) and Europe;

•	R7128, a pro-drug of PSI-6130 for the treatment of HCV, in Part 3 of a Phase 1 clinical trial; and

•	Racivir, for the treatment of HIV, has completed a Phase 2 clinical trial.

We are developing clevudine and Racivir ourselves, and we have formed a strategic collaboration with F. Hoffmann-LaRoche Ltd. and Hoffmann- La Roche Inc. (collectively, “Roche”) for the development of PSI-6130 and its pro-drugs, including R7128. Under the collaboration, Roche pays all development costs and provides us with potential income from milestone payments that can be used to fund the advancement of our proprietary product candidates. We are also continuing to identify the best path forward for the development of dexelvucitabine, or DFC, for the treatment of HIV following the completion of a Phase 2b clinical trial.

Although there are many currently approved antiviral drugs, there are unmet medical needs in HCV, HBV and HIV. In the treatment of HCV, pegylated interferon in combination with ribavirin is the standard of care and has demonstrated, for some patients, the ability to offer a sustained virologic response, or SVR, defined as a virus that is undetectable by a standard test utilizing polymerase chain reaction, or PCR, six months after discontinuation of therapy. However, pegylated interferon is injectable and has side effects, including fatigue, bone marrow suppression, anemia and neuropsychiatric effects. In HCV we believe there is an unmet medical need for drugs that offer an improved SVR rate with fewer side effects. In the treatment of HBV, interferon is not widely used because it produces an SVR in too few patients to justify its side effects. For HBV patients, treatment involves a chronic regimen of antiviral drugs to keep their viral load as low as possible. We believe that there is an unmet medical need for an HBV product which has the limited treatment period and SVR of pegylated interferon coupled with the fewer side effects and greater convenience of orally administered small molecule drugs. For HIV patients, treatment also involves a chronic regimen of antiviral drugs. During such prolonged treatment, viral mutations occur that make the viruses resistant to the drugs being used. We believe there is an unmet medical need for new HIV drugs that are effective against resistant viruses and can replace existing therapies that have lost effectiveness.

We believe nucleoside analogs are well suited to treat viral diseases because they can be designed to be highly specific and potent, are relatively simple to manufacture, and have the potential for oral administration. Nucleoside analog drugs have demonstrated a higher barrier to viral resistance than non-nucleoside and protease inhibitor drugs, and have a well-established development and regulatory history. There are 14 nucleoside analogs for the treatment of HBV, HCV or HIV that have been approved by the FDA and additional nucleoside analogs have been approved by the FDA for the treatment of influenza virus, cytomegalovirus and herpes simplex virus. In addition to clevudine, R7128, Racivir and DFC, we also have other nucleoside analog discovery programs focused on HIV and HCV. Our scientific team of virologists, biologists and nucleoside chemists has experience discovering and developing nucleoside analog drugs for antiviral indications. Collectively, our management team’s product development experience includes 40 therapeutic and diagnostic product approvals. Our discovery platform includes a library of nucleoside analogs and a collection of viral and cellular assays that we use to evaluate new product candidates.

We were initially incorporated as Pharmasset, Ltd. on May 29, 1998 under the laws of Barbados. We redomiciled under the laws of Delaware on June 8, 2004 as Pharmasset, Inc., and Pharmasset, Ltd. was dissolved on June 21, 2004. Pharmasset, Inc., then-existing as a Georgia corporation, incorporated on June 5, 1998 and our only subsidiary of Pharmasset, Ltd., was merged with and into us on July 23, 2004.

Strategy

Our primary objective is to become a leader in discovering, developing and commercializing novel antiviral therapeutics that provide a competitive advantage and address unmet medical needs. Our primary focus is on the development of oral therapeutics for the treatment of HBV, HCV and HIV. To achieve this goal, we are pursuing the following strategies:

•

Focus on developing our current clinical-stage product candidates and advancing them toward marketing approval. We are increasing our internal clinical development capabilities to enhance our ability to advance these product candidates. Our development team is responsible for planning and managing our clinical trials and supporting our partner, Roche, in its future clinical trials of R7128.

•

Maintain a broad pipeline of potential product candidates to diversify commercial opportunities and reduce our dependence on any one product candidate’s clinical or commercial success. Our development capabilities not only advance our clinical-stage product candidates, but also can be used to evaluate product opportunities from sources outside our company. We intend to leverage our research and development capabilities to evaluate external opportunities and may in-license products or technologies that we believe will complement our antiviral therapeutic focus. By maintaining a broad pipeline, we hope to create a portfolio of products that reduces our dependence on any one product and creates synergy within our pipeline through potential combination products.

•

Leverage our core competency in nucleoside chemistry for research innovation and the discovery of additional product candidates. Our core competency is the discovery and development of nucleoside analogs for use as antiviral therapeutics. We believe our nucleoside chemistry expertise and our nucleoside library provide us with a strong foundation from which to identify additional product candidates. We intend to continue to invest in our nucleoside research capabilities and expand our nucleoside analog library.

•

Commercialize our products ourselves or through collaborations, where appropriate, to optimize economic returns while managing financial risk. We allocate our limited resources to efforts that we believe will provide the greatest returns. Accordingly, we enter into collaborations to leverage our development capabilities and capitalize on commercialization opportunities that we cannot accomplish by ourselves. We believe this strategy will enable us to obtain the greatest returns from our antiviral discovery and development efforts.

Background on Viral Disease

A virus is a cellular parasite that cannot reproduce by itself and therefore must infect a susceptible host cell to replicate. A viral infection begins when the virus encounters a susceptible host cell and attaches to the cell membrane. The virus then enters the host cell and directs the host cell’s metabolic machinery to participate in copying the viral genetic information, which is either RNA or DNA, and to produce the proteins encoded by that genetic information. This viral genetic information is packaged within a shell of newly produced viral proteins, forming an immature virus. In the case of HBV, HCV or HIV, this immature virus then acquires a coating or envelope of specific viral proteins and cellular lipids, forming a mature virus particle that is capable of infecting other cells. There are a wide variety of viruses, some of which are associated with a low rate of mortality, such as viruses causing the common cold, while others, including HBV, HCV and HIV, are associated with higher mortality rates.

The challenge in developing antiviral therapies is to inhibit viral replication without injuring the host cell. For many years, it appeared that the development of safe and effective antiviral therapies would not be possible because the processes of viral replication were so intertwined with the cell’s metabolic processes that the inhibition of viral functions would result in cell death. A breakthrough occurred with the identification of viral enzymes, such as viral polymerases, which are required for viral replication. These enzymes differ enough from cellular enzymes to permit their selective inhibition and thus prevent viral replication without harming the cell. HBV, a DNA virus, has two such polymerase enzymes: a reverse transcriptase which makes one strand of viral DNA from an RNA template; and a DNA polymerase, which makes a second strand of viral DNA from a DNA template, whose activity is the primary target for the treatment of HBV. HCV, an RNA virus, has an RNA polymerase which makes new viral RNA strands from an RNA template. HIV, an RNA virus, has a reverse transcriptase which makes viral DNA from an RNA template.

A major challenge of antiviral therapy is the emergence of viral mutations that result in forms of the virus that are resistant to current therapies. Viral mutations result from mistakes that occur during the natural viral replication process when the genetic information is copied. The mutated form of the virus infects other cells and replicates in its mutated form. Some mutations make the virus resistant to certain types of antiviral medications. When a drug-resistant form of virus first arises, it usually comprises a very small percentage of the virus circulating within the blood. As the original or wild-type virus continues to be suppressed by antiviral therapy and the drug-resistant virus continues to replicate, the mutated virus eventually becomes the dominant virus type. To reduce the likelihood of a dominant drug-resistant mutation, patients must comply with their treatment regimens; however, current studies show that at any given time only approximately 70% of patients strictly adhere to their therapy. Each of the FDA-approved oral viral therapies is susceptible to a mutation that confers drug resistance. New drug-resistant forms of virus continue to emerge, and as a result, new therapies to fight drug-resistant virus will continue to be needed.

HBV, HCV and HIV patients are classified as treatment-naïve or treatment-experienced. Treatment-naïve patients have not been exposed to antiviral therapies. Once viral mutations begin to occur and the virus develops resistance to the therapy, physicians either switch treatment regimens or add new drugs to existing regimens for the now treatment-experienced patients.

Our Product Candidates

Our research and development programs are focused on developing drugs that treat HBV, HCV and HIV infections. Our product candidates are nucleoside analogs that we believe have potential competitive advantages with respect to safety, efficacy, resistance profile and/or convenience of dosing as compared to currently approved drugs and other investigational agents. The following table summarizes the three product candidates on which we are focusing:

Product Candidate	Indication	Status	Next Expected Milestone	Commercialization Partners
Clevudine	HBV	Enrolling Phase 3 registration clinical trial	Complete full enrollment in Phase 3 registration studies by the end of 2008	—

R7128	HCV	In Part 3 of Phase 1 clinical trial	Report results of Part 3 of a Phase 1 study during first calendar quarter of 2008	Roche

Racivir	HIV	Completed Phase 2	Complete evaluation of clinical data and engage a development partner for a combination drug study	—

We are continuing to identify the best path forward for the development of DFC for the treatment of HIV following the completion of a Phase 2b clinical trial.

Clevudine for the Treatment of HBV

HBV Background

Hepatitis B viruses can cause liver disease leading to significant morbidity and death. HBV can cause either acute or chronic (lifelong) infection. The World Health Organization, or WHO, has reported that approximately 350 million people worldwide have chronic HBV infection, including approximately 4.4 million people in the United States, Italy, Spain, Germany, the United Kingdom and France. According to the Centers for Disease Control and Prevention, or CDC, approximately 1.25 million people in the United States are chronically infected with HBV, and approximately 5,000 people in the United States die each year from chronic liver disease related to HBV infection. In addition, the Hepatitis B Foundation reports that 100,000 people will become infected with HBV this year. In the United States, about half, or 680,000, of the chronic HBV carriers have been diagnosed, and about 300,000 of these are under a physician’s care, and only approximately 34,000, or 11.3%, of these patients are currently prescribed oral HBV drugs, according to estimates by independent third-party sources. We believe this poor use of oral antiviral drugs indicates an unmet medical need in the treatment of HBV. At present, treating physicians are more likely to monitor a patient and delay use of pegylated interferon or an oral HBV drug. Our market research suggests that many hepatologists delay or avoid HBV treatment with pegylated interferon due to adverse events, such as fatigue, bone marrow suppression and neuropsychiatric effects and delay or avoid HBV treatment with small molecule drugs due to the cost of therapy or a preference to delay the initiation of chronic therapy. Accordingly, we believe that there is an unmet medical need for an HBV product which has the limited treatment period and SVR of pegylated interferon coupled with the fewer side effects and greater convenience, resulting in improved patient compliance with dosing schedules, of orally administered small molecule drugs. We believe this is due to the lack of sustained antiviral response after stopping therapy with currently approved drugs, which results in chronic, lifetime use of these drugs once treatment with them is begun. HBV therapeutic sales in the United States and EU were approximately $434 million in 2006 and are forecasted to reach nearly $1.0 billion by 2010.

Acute asymptomatic infection, which is the most common type of HBV infection, lasts several weeks with few, if any, detectible symptoms. Acute symptomatic infection is more serious, and is associated with more severe symptoms such as flu-like illness and mild jaundice. In rare circumstances, acute symptomatic infection can lead to nonfatal hepatic necrosis or fatal fulminant hepatitis. In both symptomatic and asymptomatic acute HBV infection, an individual’s broad-based immune responses develop and can clear the virus. If this occurs, immunity usually remains with the patient for the rest of the patient’s life.

When HBV develops into a chronic infection, infected individuals cannot clear the virus with their immune system. A person is considered to have chronic HBV infection based on the presence of hepatitis B surface antigen for more than six consecutive months in the blood. This chronic state is typically marked by both replicative and non-replicative phases of disease progression, which are further characterized by four primary markers in the blood: elevated liver enzymes, viral DNA load, viral antigens and virus-specific antibodies. The relative level of these blood markers indicates whether the disease presents in either active or inactive form. Chronic hepatitis B subjects are classified into two groups: e-antigen positive individuals are those in whom the e-antigen is present and e-antigen negative persons are those in whom the e-antigen is not present. The e-antigen is a viral protein that indicates active replication of HBV or a persistent disease carrier state. A carrier is an infected individual that does not develop the disease, but can transmit the virus to others. The e-antigen negative form of the disease has been more difficult to treat effectively than the e-antigen positive form. Chronic hepatitis, left untreated, can result in cirrhosis of the liver, liver cancer, liver failure, or death.

HBV uses human cellular machinery to replicate and spread virus throughout the body. When an individual is exposed to HBV, the virus infects human liver cells and its DNA is transported to the cell nucleus. Subsequently, the partially circular viral DNA is converted to covalently closed circular DNA (“cccDNA”), which serves as a template for transcription of messenger RNA and the synthesis of the viral proteins that are required for replication. Newly synthesized RNA can be used to direct the synthesis of several viral proteins or is packaged into immature virus particles where it is converted into viral DNA by the process of reverse transcription (similar to HIV). Synthesis of viral DNA is performed by a DNA polymerase that is specific to HBV. Because the HBV polymerase is required for the virus to replicate, its activity is the primary target for the treatment of HBV. Mature DNA-containing viruses are assembled with envelopes of viral proteins and cellular lipids and transported out of the cell, which completes the replication process. A reservoir of cccDNA remains inside the infected cell, from which additional copies of the virus are made in a continuing cycle. Despite the reduction in HBV viral load levels resulting from currently approved therapies, these drugs have little effect on cccDNA and cannot truly resolve the infection. Since cccDNA is the reservoir responsible for persistent infection and long-term latency, any attempts to eradicate HBV have become increasingly focused on eradicating the cccDNA form of the virus.

A safe and effective vaccine against HBV has been available since 1982, and the WHO guidelines recommend this vaccination for all newborns universally. According to the WHO, however, only 153 countries had introduced the hepatitis B vaccine in routine infant immunization as of the end of 2003. Moreover, the vaccine only benefits those not yet infected with HBV. In the United States, four oral nucleoside analogs, lamivudine, adefovir dipivoxil (“adefovir”), telbivudine and entecavir, and one injectable protein, alpha interferon, which is available in standard and pegylated forms, have been approved for the treatment of HBV. While these products have demonstrated some patient benefits, we believe there is a market opportunity for new antiviral HBV therapies with different mechanisms of action that provide sustained viral response, improved potency, efficacy in patients with drug-resistance, and reduced side effects.

Long-term therapy with nucleoside analog anti-HBV drugs has led to the development of drug-resistant strains of the virus that reduce the efficacy of the therapy. Since HBV is so prolific, producing 10 billion to 1 trillion virions per day, a large number of spontaneous mutations could potentially be generated at every site in the HBV genome per day. The combination of a rapid virus replication cycle coupled with a relatively long half-life of infected cells suggests the need for prolonged antiviral therapy to eradicate HBV with currently approved drugs. The longer the treatment period, however, the greater likelihood that mutations will arise and resistance will develop. This has been demonstrated by mutations found in the HBV polymerase following lamivudine, adefovir, entacavir and telbivudine therapy. Clinical studies have reported the emergence of resistance to lamivudine, adefovir, entecavir and telbivudine.

As a result of drug resistance, HBV therapeutic trends with currently approved drugs have become similar to HIV treatment regimens, whereby patients who no longer receive benefit from their original therapy change prescriptions to a new therapeutic alternative. This has been demonstrated by patients who begin to use adefovir or entecavir, after resistance to lamivudine arises and treatment becomes less efficacious. In addition to the four approved nucleoside analogs for HBV, there are a number of therapeutics in development or seeking regulatory approval, including tenofovir. As more data and more drug products become available for HBV, there is a high likelihood that physicians may begin to prescribe combination therapy for HBV. We also believe that a combination of two therapies may delay the onset of drug-resistant virus. In addition, individuals co-infected with HIV and HBV may become candidates for combination therapy.

Clevudine

Clevudine is an oral, once-daily pyrimidine nucleoside analog that we are developing for the treatment of HBV. Clevudine has been studied in 14 completed clinical trials in a total of more than 800 patients. We license clevudine from Bukwang Pharm. Co., Ltd., or Bukwang, a Korean pharmaceutical company. Bukwang completed two Korean Phase 3 clinical trials, Studies 301 and 302, in which clevudine demonstrated the ability to significantly reduce HBV viral load in 337 patients. Based on the results of these trials, Bukwang received Korean approval in November 2006. Bukwang initiated the commercial launch of clevudine in the Korean market in February 2007 under the brand name Levovir.

We believe there is an unmet medical need for HBV drugs that offer a sustained virologic response, or SVR, without serious side effects. Physician surveys, our discussions with key opinion leaders in HBV, and the history of the HCV drug market lead us to believe that the global market for HBV therapeutics may grow significantly from its current level of approximately $500 million when an HBV drug becomes available that provides an SVR in a significant percentage of patients. The only approved HBV therapy that offers an SVR is pegylated interferon, which is an injectable drug and is not well tolerated by patients. In the treatment of HBV, pegylated interferon is not widely used because it produces an SVR in too few patients to offset its side effects. Clevudine has the potential to provide a significant SVR without the side effects of pegylated interferon. In Study 302, clevudine sustained, for 24 weeks, a viral load that was undetectable by PCR in 16% of e-antigen negative HBV patients following 24 weeks of therapy. In clevudine Study 303, 80% of e-antigen negative HBV patients had a viral load that was undetectable by PCR 12 weeks after following a 48 week course of therapy.

For the many HBV patients that do not achieve an SVR, treatment is a chronic regimen of antiviral drugs to keep their viral load as low as possible. During such prolonged treatment, viral mutations occur that make the viruses resistant to the drugs being used. Treatment with several drugs at once in combination may slow the rate of mutation and the rise of the related drug resistance. Clevudine has the potential to be used in combination with other HBV therapies because its mechanism of action is different from that of other nucleoside analogs. Clevudine inhibits viral replication by primarily acting on the HBV polymerase enzyme to reduce its ability to incorporate nucleosides into a new viral DNA chain. In contrast, other nucleoside analog inhibitors currently in use or in development for the treatment of HBV, including lamivudine, adefovir, entecavir, telbivudine and tenofovir, act by competing with natural nucleosides for incorporation into the growing HBV DNA chain, causing the premature termination of the viral DNA chain and halting viral replication. Laboratory data suggests that clevudine may be additive or synergistic when used in combination with existing therapies. As such, we believe clevudine’s mechanism of action is complementary to that of other HBV drugs and could be used either as a single agent for treatment-naïve patients or in combination with existing HBV therapies for treatment-experienced patients.

As part of our agreement with Bukwang, we have the exclusive rights to commercialize clevudine in the Americas, the Caribbean, Europe and Israel. Bukwang has retained rights to the rest of the world, excluding those Asian territories that were licensed to Eisai Pharmaceuticals in November 2004. Under the agreement, we have the right to use the clinical data generated by Bukwang or Eisai, as well as all historical data collected by Triangle Pharmaceuticals (acquired by Gilead Sciences in 2003) and Gilead Sciences, the prior licensee of clevudine, for regulatory and other cross-filing needs.

If clevudine receives marketing approval in the United States, we intend to commercialize clevudine ourselves with a sales force of approximately 40 to 45 employees. We believe this sales force size is comparable to those for competing HBV products in the United States. If clevudine receives marketing approval in Europe, we may commercialize clevudine ourselves or we may engage a marketing partner.

Clinical Development. We intend to seek regulatory approval for clevudine in North, Central and South America and Europe. Marketing approval by the FDA and European regulatory authoritories will be based primarily on the data resulting from our two 48 week Phase 3 registration studies, one in approximately 376 e-antigen positive patients, Study 305, and one in approximately 480 e-antigen negative patients, Study 306, each comparing clevudine treatment to the approved HBV antiviral adefovir. In these trials, which commenced dosing patients in October 2007, patients will be randomized and will receive either adefovir or 30 mg of clevudine once-daily for the 48-week duration of the studies. The primary endpoint of these registration studies is a composite endpoint measuring the percentage of patients with undetectable HBV DNA (less than 300 copies/ml) and the normalization of liver enzyme levels at the 48th week on therapy. The registration studies will also assess improvement in liver histology, hepatitis B e-antigen (eAg) seroconversion (which is the loss of eAg together with an undetectable level of HBV DNA and normalized levels of liver enzyme), decreases in the reservoir of HBV hepatic cccDNA, and quantitative eAg and surface antigen (sAg). These trials are designed to test the superiority of clevudine over adefovir on these endpoints. We will continue these studies from week 48 to week 96. The number of patients to be enrolled in the e-antigen positive and e-antigen negative studies are intended to provide sufficient statistical support to detect a 20% and a 19% difference, respectively, between clevudine and adefovir for the primary endpoint with a 95% confidence level.

Both Study 305 and Study 306 will continue for an additional 48 weeks after the registration data has been obtained to gather additional safety and efficacy data through week 96, as well as to assess clevudine’s SVR rate. We expect that a portion of the e-antigen negative patients treated with clevudine will continue to be evaluated against adefovir through week 96. We expect that the remaining clevudine e-antigen negative patients, if they continue to meet the primary composite endpoint, will be taken off clevudine therapy at week 72 to measure SVR at week 96 after 24 weeks without treatment. Additionally, we expect that a portion of the e-antigen positive patients treated with clevudine will continue to be evaluated against a portion of the e-antigen positive patients treated with adefovir through week 96. We expect the remaining e-antigen positive patients treated with clevudine and adefovir, if they meet certain criteria, will be taken off therapy at week 72. These criteria include undetectable HBV DNA, alanine aminotransferase, or ALT, normalization and the loss of e-antigen and the presence of anti-HBV e antibody. We will then measure SVR in these e-antigen positive patients for clevudine and adefovir at week 96, 24 weeks after stopping treatment. There can be no assurances as to the results of these planned registration and continuation studies or as to any particular patient’s response to clevudine.

Bukwang received marketing approval for clevudine from the Korean equivalent of the FDA based on two placebo-controlled, double-blinded, randomized, multi-center Korean Phase 3 clinical trials, Study 301 and Study 302, designed to determine the efficacy of clevudine over a 24-week period. Patients were evaluated for an additional 24 weeks of follow-up care without treatment. Study 301 enrolled e-antigen positive hepatitis B patients, and Study 302 enrolled e-antigen negative hepatitis B patients.

Study 301 involved 248 e-antigen positive patients who received 30 mg of clevudine or a placebo once daily. At week 24, 59% of patients receiving clevudine in this study had HBV DNA levels below those detectable by a PCR test, indicating very low viral infection or clearance of the virus from the body versus 0% of patients receiving placebo. Furthermore, 68% of e-antigen positive patients had normalized liver enzyme levels. Study 302 comprised 89 e-antigen negative patients who received 30 mg of clevudine or a placebo once daily. At week 24, 92% of patients receiving clevudine in this study had undetectable HBV DNA levels, versus 0% of patients receiving placebo. Furthermore, 75% of e-antigen negative patients had normalized liver enzyme levels. These viral load reductions were statistically significant when compared to the placebo groups. Clevudine’s effect on viral load observed after 24 weeks of treatment in Study 301 and Study 302 was comparable to the effect observed in independent clinical studies after 48 or 52 weeks of treatment with other HBV drugs that are currently available or in development based on historical data for those therapies.

In Study 301, 24 weeks after the cessation of therapy, average HBV DNA levels in patients who received clevudine remained lower than baseline by 2.02 log (99.1% reduction) compared to patients who received placebo, whose average HBV DNA levels were lower than baseline by only 0.68 log (79.1% reduction), a statistically significant difference. In Study 302, 24 weeks after the cessation of therapy, the reduction in HBV DNA levels was 3.11 log (99.9% reduction) for treated patients versus 0.66 log (78.1% reduction) for the placebo group, a statistically significant difference. Furthermore, in Study 302, 24 weeks after the cessation of treatment, 16% of the patients who had received clevudine had an SVR versus 0% of the patients who had received placebo. We believe that patients whose viral load remains undetectable after 24 weeks off-treatment demonstrate the potential for a limited duration of therapy.

In March 2006, Bukwang completed Study 303, a Korean follow-on study of clevudine Studies 301 and 302. The goal of Study 303 was to evaluate the safety, antiviral activity, biochemical improvement, and serologic response in patients treated with clevudine for a total of 48 weeks. This open label follow-on study enrolled 55 treatment-naïve patients (40 e-antigen positive patients and 15 e-antigen negative patients) who were receiving placebo in Studies 301 and 302. Although, based on the results of the prior Phase 1 and Phase 2 dose-ranging studies, we expect clevudine’s commercial dosing regimen to be 30 mg per day for the entire duration of treatment, Study 303 used a dosing regimen of 30 mg of clevudine for 24 weeks followed by a maintenance dose for an additional 24 weeks of 10 mg of clevudine, a dose which has previously been shown to be suboptimal. Results show that, at week 48, 63% of e-antigen positive patients and 87% of e-antigen negative patients had HBV DNA levels below those detectable by PCR tests. Furthermore, 83% of e-antigen positive patients and 87% of e-antigen negative patients had normalized liver enzyme levels. No serious adverse events were observed, and all adverse events were mild and transient. At week 60, twelve weeks after stopping treatment, the viral load had been sustained at undetectable levels in 28% of e-antigen positive patients and 80% of e-antigen negative patients. To our knowledge, no other HBV oral therapeutic has demonstrated this sustained antiviral effect.

The table below summarizes historical data for approved HBV nucleoside therapies. This historical data was derived from independent clinical trials reported in patient information inserts, New Drug Application, or NDA filings, medical journals and company reports and presentations. We have not conducted any clinical trials comparing clevudine to any of these other therapies.

Results from Independent Clinical Trials of Approved Nucleoside HBV Therapies	e-Antigen Positive Patients	e-Antigen Negative Patients
At 24 Weeks on Treatment
Patients with Undetectable Virus (PCR Negative)
clevudine	59%	92%
entecavir	45%	76%
telbivudine	44%	80%
lamivudine	32%	64%
adefovir	12%	36%

At 48 or 52 Weeks on Treatment
Patients with Undetectable Virus (PCR Negative)
clevudine	63%	87%
entecavir	67%	90%
telbivudine	60%	88%
lamivudine	36%	72%
adefovir	21%	52%

Patients with Normalized Liver Enzyme Levels
clevudine	83%	87%
entecavir	68%	78%
telbivudine	77%	74%
lamivudine	60%	71%
adefovir	48%	72%

Patients with SVR, or Undetectable Virus (PCR Negative)
24 Weeks After Stopping 48 or 52 Weeks of Therapy
All approved nucleoside HBV therapies		3–7%
12 Weeks After Stopping 48 Weeks of Therapy
clevudine 303 study		80%
24 Weeks After Stopping 24 Weeks of Therapy
clevudine 302 study		16%

In Study 302, 16% of e-antigen negative patients sustained a viral load that was undetectable by PCR 24 weeks after completing the 24-week course of therapy. In Study 303, 80% of e-antigen negative patients receiving clevudine sustained a viral load that was undetectable by PCR 12 weeks after completing the 48-week course of therapy. This compares to one year of pegylated interferon therapy, which produces a viral load that is undetectable by PCR 6 months after stopping therapy in 19% of e-antigen negative patients, and other nucleoside HBV treatments that have reported viral load undetectable by PCR in approximately 3% to 7% of e-antigen negative patients, 24 weeks after completing a one year course of therapy. We note that while these results are not directly comparable because the clevudine data represents viral load 12 weeks after completing therapy, while the data for the competing products represents viral load 24 weeks after completing therapy, we believe the results indicate the potential for a higher rate of SVR with clevudine.

Overall, clevudine was generally well-tolerated by patients with chronic hepatitis due to HBV. Serious adverse events during treatment in Studies 301 and 302 and during follow-up indicated that a higher percentage of placebo-treated patients had seriously elevated ALT levels or flares. ALT (also called alanine aminotransferase) is an enzyme found mainly in the liver. High levels of ALT in the bloodstream mean that the liver may be damaged or diseased. Otherwise, there was no meaningful difference between clevudine and placebo in the incidence of serious adverse events.

Clevudine has been the subject of six completed Phase 2 studies. Three of these studies were conducted by Bukwang in Korea. In Study 201, 99 patients with chronic hepatitis B received either placebo, 30 mg, or 50 mg of clevudine each day for 12 weeks with a follow-up period of 12 weeks. At the end of the trial, 63% of patients receiving 30 mg and 52% of patients receiving 50 mg had HBV below measurable levels compared to 0% of patients in the placebo group. Positive results were also observed in the other two trials conducted by Bukwang, Study 203 and Study 204. In addition, Gilead Sciences conducted a trial with 163 patients testing a 10 mg dose of clevudine in combination with 200 mg of emtricitabine versus 200 mg of emtricitabine alone over a 24-week period. Although 10 mg of clevudine has been shown to be a suboptimal dose in previous clinical trials, treatment-naïve e-antigen negative patients experienced a statistically significant improvement of an endpoint that combined reduction of HBV DNA levels with a normalization of liver enzyme levels when taking clevudine in addition to emtricitabine versus emtricitabine alone. Based on these studies, we believe that clevudine may be complementary to existing HBV treatments and could therefore be used as either a single agent or in combination with existing therapies.

Clevudine was also the subject of four completed Phase 1 trials designed to test the safety, tolerability and pharmacokinetic profile of the drug at various doses. In these Phase 1 trials and all other trials to date, clevudine has been generally well-tolerated.

Mechanism of Action. We believe clevudine inhibits viral replication by inhibiting the HBV polymerase enzyme through a mechanism of action that may or may not prevent the binding of other nucleoside inhibitors of the HBV polymerase enzyme. Unlike several other nucleoside analogs in development for the treatment of HBV, clevudine is not incorporated into normal human cellular DNA, and therefore is unlikely to interfere with cellular replication. Cell-based assays of clevudine in combination with other nucleoside analogs demonstrated that clevudine was not antagonistic with certain nucleoside analogs and may be active in combination with lamivudine, adefovir and emtricitabine. Laboratory data show clevudine to be additive or synergistic when used in combination with existing therapies. In vitro resistance studies showed that the HBV mutation, M204V, which confers resistance to lamivudine, was not resistant to clevudine, however, the M204I mutation was resistant to clevudine.

In woodchucks infected with woodchuck hepatitis virus (“WHV”), a common animal model for human HBV, clevudine demonstrated a significant reduction of the cccDNA form of the virus after treatment with clevudine. The cccDNA form of the viral genome is believed to be responsible for the persistence of chronic HBV infection and for reactivation of hepatitis B after stopping therapy.

R7128 for the Treatment of HCV

HCV Background

HCV is a leading cause of chronic liver disease and liver transplants. The WHO estimates that nearly 180 million people worldwide, or approximately 3% of the world’s population, are infected with HCV. 130 million of these individuals are chronic HCV carriers who are at increased risk of developing liver cirrhosis or liver cancer, approximately 15 million of whom are in the United States, Europe and Japan. The CDC has reported that 4.1 million people in the United States have been infected with HCV, of whom 3.2 million were chronically infected. Approximately 2.2%, or 71,000, of these HCV patients are treated each year, and there are an estimated 400,000 treatment-experienced patients who were unable to obtain an SVR. Although chronic HCV infection varies greatly in its course and outcomes, 70% of chronically infected patients develop some form of chronic liver disease, including, in some cases, cirrhosis or liver cancer. Worldwide sales of HCV drugs in 2005 were approximately $2.2 billion, and are forecasted to reach more than $4.0 billion by 2010 and more than $8.0 billion in 2015. We believe that historical sales of HCV drugs increased as new therapies that improved the SVR rate were introduced. For example, when adding ribavirin to interferon in 1998 increased the SVR rate from a range of about 13% to 19% to a range of about 38% to 43%, sales of HCV drugs increased significantly from approximately $400 million in 1996 to approximately $600 million in 1998. Additionally, when the replacement of interferon with pegylated interferon in 2000 further increased the SVR rate to a range of about 47% to 54%, sales of HCV drugs again increased significantly from more than $1.3 billion in 2000 to more than $2.0 billion in 2002.

In the United States, the current standard of care for the treatment of HCV is a combination of pegylated interferon and a nucleoside analog named ribavirin. Pegylated interferon is a modified version of alpha interferon, a protein that occurs naturally in the human body and boosts the immune system’s ability to fight viral infections. Patients treated with a combination of ribavirin and interferon respond better than those treated with interferon alone. According to the WHO, treatment with interferon in combination with ribavirin is effective in 30% to 50% of patients, while interferon alone is effective in approximately 10% to 20% of patients. In HCV genotypes 1a and 1b, which account for over 70% of HCV infections in the United States, less than 50% of patients respond to standard therapy consisting of pegylated interferon plus ribavirin. In addition, these therapies have side effects that include fatigue, bone marrow suppression, anemia and neuropsychiatric effects. As a result of the limited benefits and side effects of existing therapies, we believe treatment rates remain low and there are significant opportunities for new antiviral therapies to fight HCV.

HCV’s inherent ability to mutate enables the virus to generate every possible genetic mutation twice each day, although not all mutated viruses are viable. Amino acid changes that occur at the active sites of essential viral enzymes may not allow the viral enzymes to function while changes at other locations on these viral enzymes are generally tolerated. Genes that give rise to components of the active sites of essential viral enzymes are much more highly conserved, that is, mutations of these genes are less likely to be found, since they reduce the activity of the enzymes needed to produce viable viruses. Genes that give rise to the components of non-active sites of viral enzymes are less conserved, since mutations at these sites do not generally reduce the activity of the enzymes needed to produce viable viruses. When a patient is exposed to a new anti-HCV drug that inhibits a specific viral function, the ability of that virus to reproduce is reduced or stopped. If the site of action of a drug is in one of the more conserved locations on the viral enzyme then the drug will inhibit more of the virus since there will be less chance that it will encounter an amino acid change that would reduce its activity, giving rise to drug resistance. On the other hand, if the drug acts on a region of the protein that is less well conserved and which can tolerate multiple changes, the drug will have a higher probability of encountering an amino acid change that either reduces or prevents its activity.

There are currently two approaches to inhibiting the activity of the HCV polymerase. One is the use of nucleoside analogs that mimic the nucleotides normally recognized by the enzyme as it builds a new copy of the viral genome. These nucleoside analogs take advantage of the fact that the virus can tolerate few mutations in their active sites. Any amino acid changes that might occur which would reduce the ability of the nucleoside analog to bind may also reduce the ability of the polymerase to bind the normal nucleotides. The other approach involves non-nucleoside molecules that can bind to various regions on the polymerase away from the active site. This kind of binding generally prevents the polymerase from assuming the correct configuration and in turn either reduces or prevents its activity. Since these regions can tolerate more changes, many of the differences seen in the genomes of the different variants of HCV can be found in these regions. The activity of these non-nucleoside drugs depends on their ability to bind relatively tightly to specific amino acid sequences and often involves multiple molecular interactions. If any of these interactions are missing due to a change in the polymerase sequence then binding can not occur properly. The chances of this happening are much greater with non-nucleoside drugs than with nucleoside analog drugs that act at more conserved sites. Another way of describing this is referred to as the “genetic barrier” to developing resistance to a drug. A site of inhibition that is naturally conserved would have a higher genetic barrier than one that is naturally variable or polymorphic.

Early clinical trials with nucleoside analog drug candidates and non-nucleoside drug candidates have demonstrated this phenomenon. In monotherapy studies with the nucleoside analogs NM283 and R1626 over 14 days, viral breakthrough or viral rebound while on therapy did not occur. On the other hand, in studies with the non-nucleoside inhibitors HCV-796 and A-837093 in humans and chimpanzees infected with HCV, viral breakthrough or viral rebound was seen as early as 3 to 4 days into the 14-day treatment period. Analysis of the virus that appeared showed single amino acid changes that prevented or significantly reduced the binding of these non-nucleoside inhibitors. The rapidity of the rebound strongly suggested that these variant viruses existed in the patient prior to drug exposure and that the presence of the drug did not prevent these viruses from replicating and becoming the predominant variant in the patient. It is likely that resistance will arise with most if not all anti-HCV drugs, but the rapidity with which this occurs will likely have significant consequences for the patient.

Recent clinical studies have demonstrated the development of drug-resistant mutations in HCV. As such, the practice of using combination therapies may be applicable to the treatment of HCV infections. We also believe that a combination of HCV therapies may delay the onset of drug-resistant virus.

R7128

Roche and we are developing R7128 for the treatment of HCV. Roche is a market leader in HCV therapy through their FDA-approved products, Pegasys and Copegus. We believe R7128 represents an HCV product candidate that could complement Roche’s expanding HCV franchise. R7128 is a pro-drug of a molecule we discovered named PSI-6130, an oral cytidine nucleoside analog. A pro-drug is a chemically modified form of a molecule designed to enhance the absorption, distribution and metabolic properties of that molecule. PSI-6130 is the active component of R7128. At low concentrations, PSI-6130 was shown to be an inhibitor of HCV replication, specifically targeting the HCV RNA polymerase.

In October 2004, we entered into a collaboration with Roche for the development and commercialization of PSI-6130 and related compounds. In exchange for these rights, Roche agreed to make milestone payments upon the achievement of predetermined clinical or regulatory events and pay royalties on sales of the products arising from the collaboration. Under this collaboration, Roche will reimburse us for all of the currently expected external expenses (up to an agreed-upon amount) associated with, and we will be responsible for, certain preclinical work, the investigational new drug (“IND”) filing, and the Phase 1 clinical trials. Roche will fund all of the expenses of, and be responsible for, other preclinical studies, future clinical development and commercialization of R7128. We will continue to develop and retain worldwide rights to ongoing and future HCV programs unrelated to the PSI-6130 series of nucleoside polymerase inhibitors.

Clinical Development. In October 2007, Roche and we initiated oral dosing of R7128 in Part 3 of a Phase 1 clinical trial under an IND. This expanded Phase 1 trial is a multiple center, observer-blinded, randomized and placebo-controlled study designed to investigate the pharmacokinetics, pharmacodynamics, safety, tolerability and food effect of R7128 in healthy volunteers and in patients chronically infected with HCV genotype 1, as well as provide antiviral potency data over 14 and 28 days in patients chronically infected with HCV genotype 1. This adaptive Phase 1 study is comprised of three parts:

•

Part 1 was a single ascending dose study conducted in 46 healthy volunteers. The primary objective of Part 1 was to assess the safety, tolerability and pharmacokinetics of R7128 following single ascending doses under fasting conditions. The secondary objective of Part 1 was to explore the effect of food on the pharmacokinetics of R7128. Single oral doses of R7128 were administered to 46 healthy volunteers in five sequential dose groups ranging from 500 mg to 9,000 mg and one food effect group (1,500 mg). Results from the single ascending dose portion of the study indicated:

•	All doses of R7128 studied were generally safe and well-tolerated.

•	All patients completed the study, and there were no dose related gastrointestinal adverse events or serious adverse events during the study.

•	No hematological or laboratory abnormalities of clinical significance were noted.

•

Part 2 was a multiple ascending dose study conducted in 40 patients chronically infected with HCV genotype 1 who had previously failed interferon therapy. The primary objective of Part 2 was to assess the safety, tolerability, and pharmacokinetics of R7128 after once-daily (“QD”) or twice-daily (“BID”) dosing for 14 days. The secondary objective was to assess antiviral efficacy by measuring the change in HCV RNA. Results from the multiple ascending dose portion of the study indicated:

•

R7128 demonstrated potent, dose-dependent antiviral activity in four patient cohorts (8 active, 2 placebo per cohort) receiving 750 mg or 1,500 mg administered either QD or BID for 14 days as monotherapy. Both the greatest mean decrease and maximum decrease in HCV RNA from baseline were demonstrated in the patient cohort that received 1,500 mg BID. R7128 demonstrated mean HCV RNA decreases of 0.9 log (87.4% reduction), 1.5 log (96.8% reduction), 2.1 log (99.2% reduction) and 2.7 log (99.8% reduction) in patients receiving 750mg QD, 1,500mg QD, 750mg BID and 1,500 mg BID, respectively. All four dose groups reached nadir values at Day 15. A maximum 4.2 log (99.9% reduction) HCV RNA decrease was demonstrated in a patient following 14 days of monotherapy with 1,500 mg BID of R7128, a value also below the level of detection, which was less than 15 International Units per milliliter (IU/ml).

•	There was no evidence of viral rebound in any dose cohort during the 14 days of dosing. In addition, R7128 was generally safe and well tolerated.

•

There were no serious adverse events, no adverse events requiring dose modification, no dose-related gastrointestinal adverse events and no clinically significant changes in hematologic or other laboratory parameters.

Results of Phase 1—Part 2 Study of R7128

•

Part 3 is a 28-day study of R7128 in combination with Pegasys (pegylated interferon) plus Copegus (ribavirin) in up to 75 treatment-naïve patients chronically infected with HCV genotype 1. The primary objective of this study is to assess the safety, tolerability, and pharmacokinetics of R7128 in the clinically-relevant setting of combination therapy with the current standard of care for chronic HCV infection. The secondary objective of Part 3 is to evaluate the short-term change in HCV RNA. The study will include two to three oral doses of R7128 (500 mg to 1,500 mg) that are being administered twice-daily with Pegasys plus Copegus for 28 days. There will be 25 patients in each dose cohort with 20 patients randomized to receive R7128 and 5 patients randomized to receive placebo, all administered in combination with Pegasys plus Copegus. After completing 28 days of the triple combination regimen and a follow-up period of 4 weeks of Pegasys plus Copegus, all patients will then receive 40 weeks of open-label standard of care dosing under a separate protocol. We currently anticipate that the preliminary results from this combination study will be available in the first calendar quarter of 2008.

On October 12, 2007, we were informed by the FDA that R7128 received fast track designation.

In November 2005, Roche and we conducted a single ascending-dose, randomized, blinded study of PSI-6130 outside of the United States in healthy volunteers. The study evaluated the safety, tolerability, and pharmacokinetics of sequential ascending levels of single doses of PSI-6130, as compared with placebo. A total of 24 subjects were enrolled in three sequential dose groups with eight subjects per group (six subjects assigned to PSI-6130, two subjects assigned to placebo). This early stage clinical study was conducted in a small number of subjects and was not designed to achieve statistical significance at the end of the trial or test any formal statistical hypothesis about PSI-6130. In this completed clinical study, single oral doses of PSI-6130 were generally well tolerated with no serious adverse events in doses up to 3,000 mg and achieved bioavailability and pharmacokinetic properties that may be associated with antiviral activity in people infected with HCV.

Mechanism of Action. In a study evaluating the mechanism of action of PSI-6130, the compound was found to be active against the HCV RNA polymerase by terminating HCV RNA synthesis.

Preclinical Development. In preclinical studies, no toxicity was observed in various human cells, including liver cells, bone marrow cells, and white blood cells. When compared in laboratory studies to several other compounds in development for the treatment of HCV, PSI-6130 was found to be more active at low concentrations and/or less toxic. In combination with interferon, PSI-6130 was active and additive to the activity of interferon alone in these preclinical assays. We have performed and will continue to perform several animal studies to determine the pharmacokinetics and preclinical safety of PSI-6130. The goal of these animal studies is to help identify the potential toxicities which may appear at doses significantly higher than those expected to be tested in long-term studies in humans so as to be able to monitor human patients for such toxicities and to establish human doses at levels that provide sufficient margins of safety. Since animals metabolize PSI-6130 differently than humans, the dose levels found to be safe in animals do not directly correspond to human doses, but do provide guidance in the choice of human doses. For example, in monkeys, 40% of PSI-6130 is converted into a uridine metabolite, whereas, in humans, only 10% is converted. Hence, monkeys may be more sensitive to PSI-6130 or its metabolite than are humans, and toxicities may appear at lower doses in monkeys than in humans.

Pharmacokinetic studies in rats and monkeys demonstrated that the compound can be dosed orally. No toxicity was observed after six days of oral administration in mice and after 14 days of oral administration in rats and monkeys. Additional preclinical studies showed that PSI-6130 did not cause genetic mutations or damage in either cell or animal models. In a 14-day toxicity study in monkeys, no adverse events were observed at doses as high as 900 mg/kg per day, which was the highest dose tested. The systemic toxicity of R7128 has been studied following repeated daily oral administration over 28 days in monkeys, dogs and rats. The No-Observed-Adverse-Effect-Level (NOAEL) for R7128 over 28 days was 600 mg/kg/day in monkeys and 2,000 mg/kg/day (the highest dose tested) in dogs and rats. In July 2007, Roche began a six month safety study in monkeys at doses of 200 to 2000 mg/kg per day, which is approximately seven to 140 times the range of doses expected to be tested in long-term human studies. After 13 weeks, preliminary results indicated that the dose levels had been set too high to find the NOAEL dose over six months in monkeys, without which the study would not have provided the desired guidance for the choice of a safe dose for long-term human studies. The study was stopped and is expected to restart in the near future at a lower range of doses to find the NOAEL dose. In July 2007, we began a six month rat study. At five months, no toxicities have been observed at any dose level tested, which range from 200 to 2,000 mg/kg per day and is approximately seven to 140 times the range of doses expected to be tested in long-term human studies.

Racivir and DFC for the Treatment of HIV

HIV Background

HIV destroys the body’s ability to fight infections by attacking cells of the immune system. In 1981, the first cases of Acquired Immunodeficiency Syndrome, or AIDS, were documented, and in 1983, HIV was identified as the cause of AIDS. According to a 2007 AIDS epidemic update by UNAIDS and the WHO, over 33 million people worldwide are living with HIV, and at least 25 million people worldwide have died from AIDS since the epidemic began. In the United States, the CDC has reported that the HIV mortality rate has steadily declined since the mid-to-late 1990s, while the incidence of infection continues to rise. This decrease in mortality can be attributed, in part, to the increased availability of HIV therapeutics used in the long-term treatment of HIV. According to a 2007 UNAIDS/WHO report, by the end of 2007, approximately 1.3 million people in North America and 760,000 people in Western and Central Europe were living with HIV and an additional 46,000 new patients in North America and 31,000 new patients in Western and Central Europe are diagnosed each year. The current market for HIV therapeutics is approximately $6.5 billion and is estimated to reach $10.0 billion by 2010.

The FDA has approved 25 single agents and six fixed-dose combination therapies for the treatment of HIV. The single agents are classified as nucleoside reverse transcriptase inhibitors, or NRTIs, non-nucleoside reverse transcriptase inhibitors, or NNRTIs, protease inhibitors, or PIs, or entry inhibitors. Both NRTIs and NNRTIs target the reverse transcriptase enzyme, while PIs and entry inhibitors target other proteins.

NRTIs mimic natural nucleosides and are commonly referred to as nucleoside analogs. Each NRTI is an analog of one of the following naturally occurring nucleosides: 2’deoxy cytidine (“cytidine”), 2’deoxy thymidine (“thymidine”), 2’deoxy adenosine (“adenosine”) or 2’deoxy guanosine (“guanosine”). In the body, NRTIs block viral replication by interfering with the ability of reverse transcriptase to make a DNA copy of HIV RNA. This occurs because this enzyme incorporates the nucleoside analogs instead of the natural nucleosides into newly synthesized viral DNA, causing the premature termination of the DNA chain. This impairs either the synthesis or the functionality of the new viral genome, thereby suppressing viral replication. There are nine NRTIs approved by the FDA for the treatment of HIV.

NNRTIs are composed of a diverse group of compounds unrelated to nucleosides that also directly target reverse transcriptase. These drugs bind to the enzyme, causing a change in the shape of the enzyme that makes it less efficient in producing DNA. There are three NNRTIs approved by the FDA for the treatment of HIV.

PIs, integrase inhibitors and entry inhibitors are the other three classes of approved HIV therapeutics. Protease is an HIV enzyme that is required to make fully mature and infectious virus. This enzyme processes the viral proteins required to create a protective protein shell that surrounds the HIV RNA. The protease inhibitor class of compounds prevents the HIV protease from making mature virus capable of infecting other cells. Integrase inhibitors represent the newest class of HIV drugs to be approved by the FDA. These drugs prevent the integrase enzyme from integrating the viral genetic material into human chromosomes, a critical step in the pathogenesis of HIV. Entry inhibitors work outside the cell by inhibiting a virus from entering and infecting the cell. There are 10 PIs, one integrase inhibitor, and two entry inhibitors approved by the FDA for the treatment of HIV.

The standard treatment for HIV infection, as recommended by the U.S. Department of Health and Human Services, includes two NRTIs combined with a third drug from another class, either an NNRTI or a protease inhibitor, to form a triple combination therapy known as Highly Active Anti-Retroviral Therapy, or HAART. The two NRTIs in HAART are usually analogs of different nucleosides. Typically, a cytidine analog is paired with a thymidine or an adenosine analog in an effort to ensure the broadest activity against viral mutations and delay the onset of drug resistance. Racivir and DFC are cytidine analogs. It has been estimated that lamivudine and emtricitabine currently are the most commonly prescribed cytidine analogs, alone or as components of fixed dose combination products.

NRTIs, NNRTIs and PIs are generally administered orally as a tablet or capsule. In addition, several of the drugs in these classes are effective when taken only once each day. In treatment-naïve individuals, a once-daily therapy has been shown to improve compliance with the prescribed treatment regimen, which leads to better treatment outcomes. To provide additional convenience, companies have developed combination therapies that combine two or more NRTIs into a single tablet or capsule. These fixed-dose combination therapies have become leaders in the HIV marketplace. We believe that the most commonly prescribed combination therapies are Combivir, which combines lamivudine and zidovudine, and Truvada, which combines emtricitabine and tenofovir disoproxil fumarate (“tenofovir”). In 2006, a triple-combination called Atripla was approved by the FDA, which combines tenofovir, emtricitabine and efavirenz. In the near future, we anticipate that Altripla could become the most commonly prescribed combination therapy due to its ease of compliance as a once-daily triple combination. As patients develop resistance to their therapies, they are switched to other treatments. Increasingly, potency against drug-resistant virus becomes more important than convenience in treatment-experienced patients.

In HIV there is a class of mutations called thymidine analog mutations, or TAMs. These mutations typically confer resistance to thymidine nucleoside analogs such as zidovudine and stavudine. In addition to TAMs, other mutations include M184V, which typically confers resistance to cytidine analogs such as lamivudine and emtricitabine; K65R, which typically is associated with resistance to tenofovir; L74V, which is associated with resistance to abacavir, didanosine, and zalcitabine; and K103N, which is associated with resistance to efavirenz.

The following table describes the approved NRTIs for the treatment of HIV and their primary resistance mutations:

Brand Names	Generic Name	Chemical Name Abbreviation	Analog Type	Primary Resistance Mutations
Epivir	lamivudine	3TC	cytidine	M184V
Emtriva	emtricitabine	FTC	cytidine	M184V
Retrovir	zidovudine	AZT	thymidine	TAMs
Zerit	stavudine	d4T	thymidine	TAMs
Viread	tenofovir	TDF	adenosine	K65R, three or more TAMs
Videx/Videx EC	didanosine	ddI	adenosine	TAMs, K65R, L74V, M184V
Ziagen	abacavir	ABC	guanosine	TAMs, K65R, L74V, M184V
Hivid	zalcitabine	ddC	cytidine	TAMs, K65R, L74V, M184V

HIV’s inherent ability to mutate results in the occurrence of about one mutation in every new virus particle produced. With over ten million virus particles produced within a 24-hour period, it is possible to observe every conceivable genetic mutation each day, although not all mutated viruses are viable. When a drug-resistant form of HIV first arises, it usually comprises a very small percentage of the HIV circulating within the blood. As the original or wild-type virus continues to be suppressed by antiviral therapy and the drug-resistant HIV continues to replicate, the mutated virus eventually becomes the dominant virus type. To reduce the likelihood of a dominant drug-resistant mutation, patients must comply with their treatment regimens; however, it has been estimated that at any given time only approximately 70% of patients strictly adhere to their therapy. Each of the FDA-approved HIV therapies is susceptible to a mutation that confers drug resistance. New drug-resistant forms of HIV continue to emerge, and as a result, new therapies to fight drug-resistant HIV will continue to be needed.

From their experience with HIV, clinicians have learned much about how to optimally treat infected patients and delay the emergence of drug-resistant virus. As previously described, HAART, the current standard of care for patients infected with HIV, is comprised of three or more drugs that are ideally directed against different targets. This approach is based on two principles. First, the onset of viral resistance can be delayed by using multiple drugs that maximally suppress viral replication, thereby making it more difficult for a virus to generate the mutations that allow for the emergence of dominant drug-resistant virus. Second, based on scientific studies, it is much more difficult for drug-resistant virus to arise in the presence of drugs that inhibit different viral targets (such as reverse transcriptase and protease).

Racivir

Racivir is an oral, once-daily cytidine nucleoside analog that we are developing as an HIV therapy for use in combination with other approved HIV drugs. Racivir contains a racemic mixture, half of which is (–) FTC and half of which is (+) FTC. A racemic mixture is comprised of two forms of the same chemical structure that are mirror images of each other. (–) FTC is a chemical name abbreviation for emtricitabine, an FDA-approved HIV therapy marketed as Emtriva by Gilead, and one of the components of Truvada and Atripla, which are fixed-dose combination HIV therapies. Racivir has been generally well-tolerated in three clinical trials. In a completed Phase 2 clinical trial, for those treatment-experienced patients carrying the M184V mutation and less than three TAMs, replacing lamivudine (a component of the first treatment regimen for HIV patients, with annual sales of approximately $1 billion) with Racivir in their existing therapies caused a mean decrease in viral load of 0.7 log (80% reduction) in the second week of treatment, with 28% of these patients achieving an undetectable level of virus (less than 400 copies per milliliter) and 64% of these patients achieving at least a 0.5 log decrease (68% reduction) in viral load.

We are developing Racivir to be used with other HIV drugs for possible use in a combination therapy for patients failing their first treatment regimen. Our goal is to conduct future clinical trials with a collaborator that will study combination therapies that include Racivir for HIV patients receiving second-line therapy. Based on the results of our preclinical studies demonstrating activity against the HBV polymerase, we may also develop Racivir for the treatment of HBV or HIV/HBV co-infected individuals.

Clinical Development. We have completed a Phase 2 clinical trial, Study 201, to assess the safety, tolerability and antiviral effect of a 600 mg dose of Racivir head-to-head against lamivudine in HIV-infected, treatment-experienced patients with the M184V mutation who have been on lamivudine therapy. The study was a randomized, double-blind, placebo-controlled, multicenter study of 54 patients in the United States, Argentina, Mexico and Panama. Patients were randomized into two groups: one substituting Racivir in place of lamivudine in their existing therapies, and one continuing on their current lamivudine-containing therapy without any change. The study entry criteria included patients who were failing a HAART regimen. Specifically, participants were required to have received lamivudine as part of their antiviral therapy for the previous 60 days, to carry the M184V HIV mutation, and to have an HIV RNA viral load of greater than or equal to 2,000 viral copies per milliliter of blood plasma. The study had a blinded treatment period of up to 28 days, followed by an open label treatment period of up to 20 weeks. Patients are subsequently being followed for an additional four weeks after the conclusion of the study treatment periods. The goal of this study was to evaluate the benefit of Racivir in patients carrying the M184V mutation by replacing lamivudine with Racivir in existing therapies.

In this study, 42 subjects were randomized to receive either Racivir (n=26) in place of lamivudine or to continue with lamivudine (n=16) in a double-blind manner for 28 days. HIV viral loads and genotypes were determined at baseline (mean viral load = 4.1 log) and throughout the study. After the blinded treatment period, subjects were allowed to continue Racivir in an open label manner with or without optimized background therapy for an additional 20 weeks, based on their primary care physicians’ advice. After 28 days of blinded treatment, the mean viral load rose by 0.13 log (a 34.9% increase) in the lamivudine group and dropped by 0.4 log (60.2% reduction) in the Racivir group (p=0.02). A subset analysis of the Racivir-treated group revealed that the change in viral load was largely due to a positive antiviral response in subjects who had an HIV mutation pattern that included M184V and less than 3 TAMs with or without NNRTI or PI mutations. In this subset of patients (n=14), replacing lamivudine with Racivir in their existing therapies caused a mean drop in viral load of 0.7 log (80% reduction, p=0.004) in the second week of treatment, with 28% of these patients achieving an undetectable level of virus (less than 400 copies per milliliter) and 64% of these patients achieving at least a 0.5 log (68%) drop in viral load. No serious adverse events attributed to therapy were noted in either group over the 28 days. Clonal genotypic analysis of virus from responders indicated that the M184V mutation was found in all clones in addition to multi-drug resistance-associated mutations observed with first line therapy failure.

In summary, Racivir demonstrated antiviral activity in patients harboring HIV with the M184V mutation and less than three TAMs. These patients have genotypes consistent with first-line therapy failure and may be candidates for second line treatment regimens that contain Racivir. Future studies will be designed to explore this potential use of Racivir in a combination therapy for second-line therapy.

We conducted a Phase 1 clinical trial with Racivir as a single agent and a Phase 1 clinical trial, Study 101, with Racivir in combination with two FDA-approved therapies for the treatment of HIV infection. Racivir was shown to be generally well-tolerated in both studies. In Study 101, Racivir was tested at 200, 400 and 600 mg doses against lamivudine once daily for 14 days in combination with stavudine and efavirenz in 32 HIV-infected, treatment-naïve individuals. In this study, mean viral loads of 4.7 log to 4.85 log were reduced by approximately 99% on average by day 14 at all dose levels and in the lamivudine control arm. In this study, replacing lamivudine with Racivir did not affect the efficacy of stavudine and efavirenz. The purpose of the Phase 1 study was to assess the safety of Racivir and was not designed to provide statistical evidence of efficacy. Therefore, a “p” value measuring the statistical significance of this viral load reduction was not calculated.

Mechanism of Action. Racivir’s primary resistance mutation in vitro is M184V. In our head-to-head preclinical studies, the M184V viral mutation took longer to emerge when using Racivir than lamivudine or emtricitabine. In collaboration with the National Institutes of Health, or the NIH, we compared the activity of Racivir to emtricitabine against common HIV mutations in a head-to-head laboratory study and observed that both Racivir and emtricitabine were similarly active in inhibiting naturally occurring HIV, as well as viruses containing the T215Y (which is one of the TAMs), K65R, and other drug-resistant mutations. In this laboratory study, Racivir lost activity against viruses containing the M184V mutation, but to a lesser degree than emtricitabine. In other head-to-head preclinical studies, we evaluated Racivir’s time to selection of resistant mutants. We observed in vitro that -FTC selected for the M184V mutation in 9 weeks, +FTC selected for the T215Y mutation in 17 weeks and Racivir selected for the M184V mutation in 14 weeks. We believe that the +FTC component of Racivir is delaying the selection of M184V by Racivir.

In head-to-head preclinical studies, we evaluated Racivir’s potency and cytotoxicity. We observed that +FTC has potent antiviral activity, although it is approximately 10-fold less potent than -FTC. Neither -FTC or +FTC demonstrated cytotoxicity.

DFC

DFC is an oral, once-daily cytidine nucleoside analog that we are evaluating for the treatment of HIV. In clinical and preclinical studies, DFC was active against most viruses containing drug-resistant mutations arising from the use of Viread, Epivir, Emtriva, Retrovir and others. DFC may potentially be used as a therapy for treatment-experienced individuals when taken in combination with other drugs, because it may be active against viruses containing the M184V, K65R, L74V and TAMs mutations that arise after prolonged therapy. No resistance mutations specific to DFC have been observed to date in preclinical studies and clinical trials with DFC. While preclinical and early clinical studies showed DFC to be generally well-tolerated, more recent studies have shown DFC to be associated with increases in pancreatic enzymes.

Clinical Development. We had been developing DFC in collaboration with Incyte Corporation until April 3, 2006, when Incyte announced its decision to discontinue its development of DFC. Incyte has now terminated our license agreement and returned its rights related to DFC to us. As a result of this termination, we will no longer be eligible to receive milestone payments or royalties from Incyte with respect to DFC, and we will be solely responsible for any additional expenses that we may incur in connection with the development of DFC. We have analyzed the preclinical and clinical data on DFC generated by Incyte. Based on our review of the data provided to us, we believe that identifying a path for further development of DFC is warranted.

Results of prior clinical trials do not provide enough evidence to support an NDA filing with the FDA and additional trials will be needed. Results of our ongoing trials and any future trials we may conduct may not corroborate earlier results.

Incyte made its decision to discontinue its development of DFC after observing an increased incidence of grade 4 hyperlipasemia in the rollover portion of a Phase 2b clinical trial. Hyperlipasemia can be a marker of pancreatic inflammation. In Study 901, 69 patients received 200 mg once-daily doses of DFC. There was no placebo or comparator drug arm to act as a control to help differentiate the effects of DFC from other factors. Of the 69 patients receiving the 200 mg dose not treated with didanosine, 8 (12%) experienced grade 4 hyperlipasemia. 48 of these patients were receiving 3TC or FTC concurrently with DFC, and 20 patients were not receiving 3TC or FTC. Of the 48 patients receiving 3TC or FTC, one (2.1%) experienced grade 4 hyperlipasemia. Of the 20 patients not receiving 3TC or FTC, 7 (35%) experienced grade 4 hyperlipasemia. Incyte based its decision to discontinue development of DFC on its observation of the increase in frequency of grade 4 hyperlipasemia in patients not being treated with 3TC or FTC. However, for 6 of these 7 patients, we believe, based on our preliminary analysis of case histories, that pre-existing conditions may have contributed to their hyperlipasemia. One of these 7 patients had a history of pancreatitis, two others had a history of hepatitis, one other had a history of uncontrolled diabetes, one other experienced a significant elevation of liver enzymes (ALT) and one other had a history of hypertriglyceridemia and abdominal lipoatrophy. All of these pre-existing conditions have been associated with hyperlipasemia.

In December 2005, Incyte completed Study 203, a double-blind, placebo-controlled Phase 2b clinical trial evaluating the safety, tolerability and virological effect of 50, 100 and 200 mg once-daily doses of DFC in 199 treatment-experienced HIV-infected patients who were failing their current therapies. This 24-week study enrolled patients who had been infected with more than one drug-resistant form of HIV, including HIV with the M184V, TAMs and K65R mutations. This study included a two-week treatment period with DFC or placebo as an add-on treatment to the failing therapy, followed by up to 14 weeks of treatment with DFC or placebo as part of an optimized regimen, at which time the patient’s dose was selected for an additional eight weeks of optimized treatment. An optimized regimen includes antiviral therapeutics that was selected based on data from resistance testing. The purpose of this study was to select a dose for Phase 3 clinical trials and to evaluate the safety and tolerability of DFC.

Incyte reported to the FDA that the first 16-week results of this study, summarized in the table below, showed that the 52 patients who received the 200 mg dose of DFC as an add-on therapy in either an optimized or non-optimized regimen achieved a mean 1.2 log drop (94% reduction) in viral load versus a 0.8 log drop (84% reduction) for the patients receiving placebo. In this group, 44% of the treated patients achieved more than a 1.0 log drop (90% reduction) in viral load versus 34% of the patients receiving placebo.

A retrospective analysis of the 16 week efficacy data showed that a subset of 14 patients receiving the 200 mg dose of DFC and who were not receiving Epivir or Emtriva (two approved cytidine analogs) in their background regimen achieved a 1.3 log drop (95% reduction) in viral load versus a 0.7 log drop (80% reduction) for the placebo group. In this group, 71% of the treated patients achieved more than a 1.0 log drop (90% reduction) in viral load versus 27% of the patients receiving placebo.

Some patients treated with DFC had an elevation of lipase (hyperlipasemia) up to the Grade 4 level. Grade 4 hyperlipasemia in the absence of any clinical symptoms occurred primarily in patients receiving DFC in combination with ddI (Videx). During 24 weeks of therapy, asymptomatic increases in serum lipase to greater than 5 times the upper limit of the normal range (Grade 4) were seen in 44% of patients receiving 200 mg DFC with ddI. In the absence of ddI, Grade 4 hyperlipasemia occurred in 5.4% of patients receiving the 200 mg dose of DFC versus 2.6% of patients receiving placebo. Based on the data from this study, it appeared that the 200 mg dose of DFC, when used without ddI, was generally well tolerated.

Study 203: 16-week Efficacy Results (1)

	Decrease in Viral Load		% > 1 log Decrease
Group	Placebo	200 mg	Placebo	200 mg
All Patients	-0.8 N=47	-1.2 N=52	34% N=47	44% N=52

Subgroup of All Patients with No Epivir or Emtriva in background treatment regimen	-0.7 N=11	-1.3 N=14	27% N=11	71% N=14

(1)	Results are shown on a Last Observation Carried Forward basis (LOCF)

Based on these results, the FDA requested that Incyte conduct another Phase 2b trial to provide additional data to support the efficacy and safety of DFC in patients not receiving Epivir, Emtriva or Videx prior to beginning Phase 3 trials. Prior to the start of this new trial, Incyte announced its decision to discontinue its development of DFC.

In February 2004, we completed a Phase 2a multiple dose clinical trial using DFC in 30 treatment-naïve and 10 treatment-experienced HIV-infected individuals measuring pharmacokinetics, safety and efficacy. In this double-blind, placebo-controlled trial, no serious drug-related adverse events were reported. After ten days of oral, once-daily monotherapy at the 200 mg dose, all eight (or 100%) of the patients receiving DFC achieved greater than a 95% reduction in HIV RNA. Seven or (87.5%) of these patients had viral load reduced to undetectable levels. In addition, the eight treatment-experienced patients receiving DFC experienced an average 84% decrease in viral load after ten days, despite on average having failed more than five previous therapeutic regimens, including, but not limited to, Epivir, Retrovir and Viread.

An earlier Phase 1 clinical trial in 18 HIV-infected patients measured pharmacokinetics, safety and tolerance of a single dose. The data demonstrated a statistically significant antiviral effect of a 64% reduction in viral load after a single dose. When DFC was administered orally at doses from 10 to 200 mg, there was rapid absorption of the compound and the target peak concentration levels of the product candidate in the individual’s blood were achieved with a dose as low as 100 mg.

Our Research Programs

We have a library of cataloged nucleoside analogs, as well as several other chemically diverse antiviral, anticancer and antibacterial compounds. This library is the result of substantial collective effort, and we continue to enhance the compound library’s value through the addition of new compounds. We screen potential new targets against this library as a means of identifying promising chemical compounds to pursue for further development. We use preclinical discovery and development technologies and viral and cellular assays that we believe form a reasonable basis for anticipating clinical results. Developing additional compounds to treat HCV, HBV and HIV is the primary focus of our nucleoside research and development activities.

Collaborations and Licensing Agreements

University of Cincinnati

In October 2007, we entered in a research collaboration and license agreement with the University of Cincinnati (“UC”) on behalf of its Genome Research Institute (“GRI”) to identify active and selective compounds against antiviral targets for HBV, HCV and HIV. As part of the agreement, UC granted us access to the GRI Lead Generation Library, which includes over 250,000 compounds. We will also gain access to GRI’s drug discovery capabilities, including high-throughput screening, computational chemistry and in silico docking expertise. UC granted us commercial rights for any lead compounds that are identified for HBV, HIV and HCV. We will make an annual payment to UC in support of the research collaboration and shall be responsible for all development expenses of products that may result from the collaboration. If a lead compound progresses through clinical development activities and achieves regulatory approval, we will make certain milestone payments to UC and pay to UC a royalty on any net sales of the product.

Bukwang Pharm. Co., Ltd.

Bukwang Pharm. Co., Ltd. is a pharmaceutical, oral hygiene, and cosmetics company based in Seoul, Korea. On December 28, 1995, Bukwang entered into an exclusive, worldwide license agreement with the University of Georgia Research Foundation, or UGARF, and Yale University to develop and commercialize clevudine. On June 23, 2005, Bukwang granted us exclusive rights to develop, manufacture, and market clevudine in North America, Europe, Central and South America, the Caribbean, and Israel. Bukwang retained rights to the rest of the world, excluding those Asian territories that were licensed to Eisai Pharmaceuticals in November 2004. The agreement permits us to sublicense these rights, without Bukwang’s consent, to any of the top one hundred pharmaceutical companies based on sales ranked by IMS Health Incorporated.

We paid Bukwang an up-front payment of $6.0 million and may pay up to an aggregate of $24.0 million in milestone payments related to development, regulatory and commercialization events, as well as future royalties on net sales, including a minimum royalty obligation in certain years. We incurred our first milestone payment to Bukwang in the amount of $1.0 million upon initiation of our Phase 3 registration study during the quarter ended September 30, 2007. Other than the up-front payment and this $1.0 milestone payment, we have made no additional milestone payments through September 30, 2007 to Bukwang under this agreement. We have the right to use the clinical data generated by Bukwang or Eisai, as well as all historical data collected by the prior licensee, Triangle Pharmaceuticals (acquired by Gilead Sciences in 2003) or Gilead Sciences. We will be responsible for conducting any future clinical trials, regulatory filings, and the commercialization of clevudine in our territories. Bukwang and Eisai are responsible for all ongoing clinical trials, regulatory filings, and the commercialization of clevudine in their respective territories. Subject to the rights of any third party, including Gilead, we granted Bukwang a right of first refusal for Racivir for the treatment of HBV in Korea, the royalties for which would be based on net sales, and without any license fee or milestone obligations.

With respect to patents owned by Bukwang, we are primarily responsible for the patent prosecution and maintenance activities with respect to the licensed patent applications and patents in our licensed territories, at our expense. With respect to the licensed patent applications and patents owned by the primary licensors, UGARF and Yale University, the primary licensors are primarily responsible for the patent prosecution and maintenance activities with respect to the licensed patents, while we are afforded reasonable opportunities to advise the primary licensors on, and cooperate with the primary licensors in, such activities. Under the primary license agreement, Bukwang and the primary licensors agreed that in the event of any suspected infringement, (i) Bukwang and the primary licensors may first agree to institute suit jointly, (ii) in the absence of such agreement, the primary licensors may institute suit, and (iii) in the absence of agreement and if the primary licensors do not institute suit, then Bukwang may institute suit. Bukwang granted us the sole right to exercise its enforcement rights with respect to our territories.

Our collaboration and license agreement with Bukwang will terminate on a country-by-country basis upon the expiration of the last to expire of the licensed patents, including any renewals or extensions, or the invalidation of such patents. The last expiration of these patents is scheduled to occur in March 2022. In the event that there are no valid patent claims in a country, the agreement will terminate with respect to that country in 2015. We may terminate the agreement by providing written notice to Bukwang six months prior to termination. In addition, either party may terminate the agreement if the other party commits a material breach of the agreement that is not timely cured. In the event of termination at will by us or for our breach, we must license or transfer to Bukwang all regulatory filings, trademarks, patents, preclinical and clinical data related to this agreement. In the event of termination for Bukwang’s breach, Bukwang must license or transfer to us all patents, know-how, and manufacturing processes related to this agreement.

University of Georgia Research Foundation, Inc. and Yale University

As part of the collaboration and license agreement with Bukwang, we sublicensed certain patents and technology related to clevudine. On June 23, 2005, we, along with UGARF and Yale University, signed a memorandum of understanding with regard to the patents and technology related to clevudine that had been exclusively licensed to Bukwang, and which we currently sublicense from Bukwang. The memorandum of understanding provides that UGARF and Yale will grant us a license to these patents and technology in the event that the primary license with Bukwang is terminated, under substantially the same terms as the primary license with Bukwang, including term, termination and financial provisions, provided that the reason for such termination does not relate to any breach of our sublicense by us or on our behalf. We made no up-front payments to UGARF or Yale University in connection with this agreement. The memorandum of understanding contains no stated termination date.

Incyte Corporation

On September 3, 2003, we entered into a collaboration and license agreement with Incyte to develop and commercialize DFC. On April 3, 2006, Incyte announced its decision to discontinue its development of DFC. Incyte has subsequently terminated our license agreement and returned its rights related to DFC to us. We are analyzing the clinical data on DFC generated by Incyte and will decide on the next steps for further development of DFC after we have completed this analysis.

Hoffmann-La Roche Inc.

Hoffmann-La Roche Inc. is the U.S. affiliate of F. Hoffmann-La Roche Ltd, a Swiss company (collectively “Roche”). In October 2004, we entered into a collaboration and license agreement with Roche to develop PSI-6130, its pro-drugs and chemically related nucleoside polymerase inhibitors for all indications, including the treatment of chronic HCV infections. Roche paid us an up-front payment of $8.0 million. Roche has also agreed to make milestone payments to us for PSI-6130 or a pro-drug of PSI-6130, including R7128, of up to an aggregate of approximately $105 million, assuming successful development and regulatory approval in Roche’s territories. In addition, we will receive royalties paid as a percentage of total annual net product sales, if any, and we will be entitled to receive up to $30 million of one-time performance payments should net sales from the product exceed specified thresholds. Under this collaboration, Roche will reimburse us for all of the currently expected external expenses (up to $4.5 million) associated with, and we will be responsible for, certain preclinical work, the IND filing, and the initial clinical trial. Roche will fund all of the expenses of, and be responsible for, other preclinical studies, future clinical development and commercialization of R7128. In addition to the $8.0 million up-front payment, we have received payments of $25.0 million from Roche under this agreement as of September 30, 2007.

We granted Roche worldwide rights, excluding Latin America and Korea, to which we refer as our retained territory, to PSI-6130 and its pro-drugs and derivatives. With respect to our retained territory, we may grant rights to a third party to distribute, promote, market or sell a product covered by this collaboration agreement, so long as we first offer these rights to Roche, subject to certain exceptions. We retained certain co-promotion rights in the United States, including the right to market and promote products comprising these compounds to physicians who treat HIV patients. We will be required to pay to Roche royalties on our net product sales, if any, in the territories we have retained.

We also granted Roche an option to license from us additional nucleoside polymerase inhibitors related to PSI-6130 and its pro-drugs and other product candidates developed through our research collaboration. We will continue to discover, develop and retain worldwide rights to ongoing and future HCV programs unrelated to the Roche collaboration.

With respect to patents owned by us that are the subject of this collaboration, we have the right to prosecute, maintain, enforce and defend these patents, while Roche has the same right with respect to certain designated territories if we choose not to exercise our rights. With respect to Roche’s patents that are the subject of this collaboration, Roche has the right to prosecute, maintain, enforce and defend these patents, while we have the same right with respect to certain designated territories if Roche chooses not to exercise its rights. With respect to joint patents that are the subject of this collaboration, Roche and we are each responsible for prosecuting, maintaining, enforcing and defending those joint patents in our respective territories. Subject to certain exceptions, we have agreed to share with Roche any damages, monetary awards and other amounts recovered, after costs and expenses, in connection with patent litigation related to this collaboration.

This agreement will terminate once there are no longer any royalty or payment obligations. Additionally, Roche may terminate the agreement in whole or in part by providing six months’ written notice to us. Provided that Roche has not terminated the agreement, our royalty obligations under this agreement terminate on a product-by-product and country-by-country basis upon either the expiration of the last to expire patent that covers a licensed compound in each country, or 10 years from the launch of such licensed compound in such country, whichever occurs later. Otherwise, either party may terminate the agreement in whole or in part in connection with a material breach of the agreement by the other party that is not timely cured. In the event of termination, Roche must assign or transfer to us all regulatory filings, trademarks, patents, preclinical and clinical data related to this collaboration.

In conjunction with the agreement, Roche purchased 400,000 shares of our Series R redeemable convertible preferred stock and received warrants to purchase up to an additional 470,588 shares of our Series R-1 redeemable convertible preferred stock for $4.0 million. These shares and warrants were initially recorded at fair value for financial reporting purposes. The 400,000 shares of Series R redeemable convertible preferred stock were converted into 266,666 shares of our common stock on May 2, 2007 when we completed our IPO, and the related warrants expired without exercise on October 26, 2006.

Emory University

Emory University is a non-profit Georgia corporation located in Atlanta, Georgia. In December of 1998, we entered into two licensing arrangements with Emory University related to the active pharmaceutical ingredients in DFC and Racivir.

DFC. On December 30, 1998, Emory University granted us an exclusive license to make, have made, use, import, offer for sale and sell medical products based on a compound now known as DFC, including certain of its analogs and derivatives. As part of the consideration for this agreement, we issued to Emory University 66,667 shares of our redeemable common stock valued at $1.50 per share and agreed to pay Emory University royalties as a percentage of net product sales and up to an aggregate of $1.0 million in future marketing milestone payments. Beginning in the second year after NDA registration, these royalties are subject to specified minimums. The agreement permits us to sublicense these rights, subject to Emory University’s prior written consent, provided that we pay a percentage of milestone and royalty payments that we receive from a sublicensee. In September 2003, we sublicensed the rights to DFC in certain territories to Incyte, under a collaboration and license agreement, which was terminated as described above.

Emory University is primarily responsible for the patent prosecution and maintenance activities pertaining to the licensed patents, while we are afforded reasonable opportunities to advise Emory University on, and cooperate with Emory University in, such activities. In the event of any suspected infringement, (i) we and Emory University may first agree to institute suit jointly, (ii) in the absence of such agreement, Emory University may institute suit, and (iii) in the absence of agreement and if Emory University does not institute suit, then we may institute suit.

Our agreement with Emory University will expire upon the expiration of all licensed patents. The last expiration of these patents is scheduled to occur in April 2020. Emory University has the right to terminate the agreement if we fail to make required payments or reports when due, if we become insolvent or bankrupt, or if we materially breach the agreement. To exercise this right, Emory University must give us 60 days’ written notice, after which time the agreement automatically terminates unless we have cured the breach. We have the right to terminate the agreement at our sole discretion on three months’ written notice.

Racivir. On December 8, 1998, Emory University granted us an exclusive, worldwide license, which we refer to as the Racivir License Agreement, to make, have made, use, import, offer for sale and sell drug products based on a specified range of mixtures of (–) – FTC and (+) – FTC, or enriched FTC, which includes the mixture that we are developing as Racivir. As part of the consideration for this agreement, we issued to Emory University 66,667 shares of our redeemable common stock valued at $1.50 per share, and agreed to pay Emory University royalties as a percentage of net product sales. We subsequently issued to Emory University an additional 13,307 shares of our redeemable common stock valued at $4.95 per share pursuant to an anti-dilution provision in our agreement. We may also pay Emory University up to an aggregate of $1.0 million in future marketing milestone payments. Beginning in the second year after NDA registration, these royalties are subject to specified minimums. The agreement permits us to sublicense these rights under certain circumstances, provided that we pay a percentage of milestone and royalty payments that we receive from a sublicensee.

Emory University is primarily responsible for the patent prosecution and maintenance activities pertaining to the licensed patent applications and patents, while we are afforded, pursuant to a license agreement relating to emtricitabine that Emory University entered into with Triangle Pharmaceuticals, now Gilead Sciences, Inc., in 1996, which we refer to as the Emory/Gilead License Agreement, reasonable opportunities to advise Emory University on, and cooperate with Emory University in, such activities. Pursuant to the Emory/Gilead License Agreement, in the event of any suspected infringement, (i) we and Emory University may first agree to institute suit jointly, (ii) in the absence of such agreement, Emory University may institute suit, and (iii) in the absence of agreement and if Emory University does not institute suit, then we may institute suit.

The Racivir License Agreement will expire upon the expiration of all licensed patents. The last expiration of these patents is scheduled to occur in November 2020. Emory University has the right to terminate the agreement if we fail to make required payments or reports when due, if we become insolvent or bankrupt, or if we materially breach the agreement. To exercise this right, Emory University must give us 60 days’ written notice, after which time the agreement automatically terminates unless we have cured the breach. We have the right to terminate the Racivir License Agreement at our sole discretion on three months’ written notice.

In the Emory/Gilead License Agreement, Emory University previously had granted a right of first refusal to Gilead that is applicable to any license or assignment relating to enriched FTC (which includes Racivir). The terms of this right of first refusal contains an exception permitting Emory University to license or assign its rights in respect of enriched FTC to a permitted transferee, which includes any of the inventors (which included two of our founders) or to any corporate entity formed by or on behalf of the inventors for purposes of clinically developing enriched FTC so long as the licensee agrees in writing to be bound by the terms of Gilead’s right of first refusal to the same extent as Emory University. Our license to Racivir was granted to us by Emory University pursuant to this exception and therefore we are bound by the terms of Gilead’s right of first refusal to the same extent as Emory University. The terms of this right of first refusal as set forth in the Emory/Gilead License Agreement require that, prior to the entry into any license or assignment agreement with a third party relating to any of Emory University’s rights in respect of enriched FTC, Emory University shall notify Gilead of the terms of the proposed agreement and provide a copy of the proposed agreement to Gilead together with all data and information in Emory University’s possession relating to enriched FTC and its use as a therapeutic agent. Gilead has 30 days to accept or decline the offer. Although Emory University considers us to be a permitted transferee under the Emory/Gilead License Agreement, Emory University has subsequently taken the position that its grant of commercialization rights (i.e., the rights to offer for sale and sell Racivir) to us exceeded the rights that were permitted to be granted to a permitted transferee under its agreement with Gilead. While we believe that Gilead is aware of the Racivir License Agreement through both our and Emory University’s communications with Gilead, Gilead has not contacted us regarding its interpretation of the terms of the Racivir License Agreement.

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

Apath, LLC

Apath, LLC is a Missouri company that is engaged in the commercial application of molecular virology and viral genetics. On October 18, 2000, as amended on January 30, 2004, Apath granted us a non-exclusive right to use its HCV Replicon technology for the design, discovery, development and commercialization of compounds inhibiting HCV in humans. The agreement required us to pay Apath royalties on sales of compounds discovered using this technology, and on any consideration received by us from a licensee of such compounds. Although this agreement is not related to the development of a specific product candidate, we used this technology in our development of PSI-6130.

We do not have the right to advise or to consult with Apath regarding the prosecution or maintenance of the licensed patent rights. We are one of several sublicensees of the licensed patents and have no rights to enforce such patents.

This agreement was terminated on August 26, 2005, on which date we entered into a new agreement with Apath. Under the terms of the new agreement, we paid Apath a one-time sublicense fee of $550,000, and an annual maintenance fee of $75,000, subject to annual renewals, retroactive to October 18, 2000. Going forward, we will only pay the annual maintenance fee for any year for which we choose to renew this agreement, and we will have no other financial obligations to Apath in connection with the design, discovery, development and commercialization of compounds inhibiting HCV in humans.

This agreement expires on the date of expiration of the last-to-expire U.S. patent in the licensed patent rights. The last expiration of these patents is scheduled to occur in March 2018. Apath retains no rights to the compounds we discover, and they will receive no payments for any of the compounds we discover. We are entitled to sublicense these compounds to a third party without Apath’s permission or consent. We may terminate the agreement for any reason or no reason by giving Apath 30 days’ prior written notice without any penalties. Apath is entitled to terminate the contract, but only should we breach the agreement, on 30 days’ notice in the event of any uncured breach.

RFS Pharma LLC

As of February 10, 2006, we entered into a license agreement with RFS Pharma LLC (“RFS Pharma”) to pursue the research, development and commercialization of an antiviral nucleoside analog product candidate called dioxolane thymine (“DOT”). Dr. Schinazi, one of our significant stockholders, is the founder and majority stockholder of RFS Pharma and is a named inventor of DOT. Under this agreement, we paid to RFS Pharma an upfront payment of $400,000 and we may also pay up to an aggregate of $3.9 million in future milestone payments, royalties on future sales, and expense reimbursements for reasonable out-of-pocket costs incurred by RFS Pharma in assisting us in complying with all regulatory obligations, for certain orders of DOT by RFS Pharma and, upon obtaining regulatory approval for the sale of a product containing DOT in one of the countries listed below, for certain administrative costs and expenses associated with RFS Pharma’s performance of its obligations under the license agreement. For the first five years after we initially sell a product containing DOT in any of the U.S., Japan, China, Germany, France, Great Britain, Italy or Spain, we have agreed to pay minimum royalty payments. To date, other than the initial upfront payment we have paid a total of $119,120 to RFS Pharma under these provisions. Additionally, this license agreement provided for the purchase of specified amounts of DOT by us from RFS Pharma for $82,000. With respect to licensed patent applications and patents owned by the primary licensors which claim DOT, the primary licensors, UGARF and Emory University, are primarily responsible for the prosecution and maintenance activities. With respect to licensed patent applications and patents owned by RFS Pharma which claim DOT, RFS Pharma is primarily responsible for the prosecution and maintenance activities through patent counsel reasonably acceptable to us. Under the primary license agreement, RFS Pharma and the primary licensors agreed that, in the event of any suspected patent infringement, (i) RFS Pharma and the primary licensors may first agree to institute suit jointly, (ii) in the absence of such agreement, RFS Pharma may institute suit, and (iii) in the absence of agreement and if RFS Pharma does not institute suit, then the primary licensors may institute suit. RFS Pharma granted us all its enforcement rights under the primary license agreement. We may terminate the license agreement on a country-by-country basis and/or product-by-product basis or in its entirety at any time upon 30 days advance written notice to RFS Pharma prior to the launch of any licensed product, or upon 180 days advance written notice to RFS Pharma following the launch of any licensed product. Additionally, upon a material breach of this agreement by either party, if the breaching party fails to cure the material breach during a 90 day period after notice of the breach has been provided, then the non-breaching party may terminate the agreement on a country-by-country or product-by-product basis with respect to the country(ies) and licensed product(s) to which the breach relates. The license agreement may also terminate on a country-by-country and licensed product-by-licensed product basis upon the expiration of the obligation to pay royalties on the sale of each licensed product in such country. Such royalties shall be payable for so long as there exists in such country a valid claim of an issued patent covering a licensed product, or, if longer, the term of the license agreement among UGARF, Emory University and RFS Pharma with respect to such licensed product in such country.

Manufacturing and Supply

We do not have our own manufacturing capabilities and we rely on third-party manufacturers for supply of the active pharmaceutical ingredients, or APIs, we use in our preclinical studies and clinical trials. We do not expect to establish our own manufacturing facilities and we will continue to rely on third-party manufacturers to produce commercial quantities of any drugs that we market.

We have a sufficient quantity of clevudine for our future preclinical studies and Phase 3 clinical trials, but if we obtain marketing approval for clevudine, we will need to procure additional supplies of clevudine from qualified third-party manufacturers. We are negotiating an agreement for the manufacture of clevudine with a supplier that manufactured clevudine used in previous clinical trials, however our negotiations are ongoing and we have not entered into a definitive agreement with this potential supplier.

Roche has responsibility for establishing a single source of API for R7128 for both the Roche territory and our territory. We also have the right to establish ourselves as the secondary source of API supply for R7128, provided, however, that we may not supply in excess of 20% of the requirements for the global supply.

We may need to procure additional supplies of Racivir to complete our future preclinical studies and clinical trials. Our goal is to conduct future clinical trials with a collaborator that will study combination therapies that include Racivir for HIV patients receiving second-line therapy. If necessary, we plan to enter into a supply agreement after an evaluation of potential suppliers that could manufacture Racivir, including the company that manufactures our current supply of Racivir.

Incyte was responsible for the clinical trials of DFC and for obtaining a sufficient supply of DFC for its trials. If we conduct our own clinical trials of DFC, we will need to establish our own source of supply of DFC.

We have relied on contract manufacturers specializing in nucleoside chemistry to provide us with drug product. The company that manufactured our current supply of Racivir and PSI-6130 made a $1.5 million equity investment in us in 1999. All of the materials required for the manufacture of our product candidates are currently available from more than one qualified source.

Government Regulation

Regulation by governmental authorities in the United States and other countries is a significant factor in the development, manufacture and marketing of pharmaceutical products and in ongoing research and development activities. Government authorities in the United States at the federal, state, and local levels and foreign countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, promotion, advertising, distribution, sampling, marketing, and import and export of pharmaceutical products, biologics, and medical devices. All of our products will require regulatory approval by governmental agencies prior to commercialization. Various federal, state, local and foreign statutes and regulations also govern testing, manufacturing, safety, labeling, storage and record-keeping related to such products and their marketing. The process of obtaining these approvals and subsequent process of maintaining substantial compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. In addition, these statutes, rules, regulations and policies may change and our products may be subject to new legislation or regulations.

Pharmaceutical Regulation in the United States

In the United States, drugs are subject to rigorous regulation by the FDA. The Federal Food, Drug and Cosmetic Act, or the FDCA, and other federal and state statutes and regulations govern, among other things, the research, development, testing, safety, effectiveness, manufacture, quality control, storage, record keeping, labeling, promotion, marketing, and distribution of pharmaceutical products. The failure to comply with the applicable regulatory requirements may subject a company to a variety of administrative or judicially imposed sanctions. These sanctions could include the FDA’s refusal to approve pending applications, withdrawals of approvals, clinical holds, warning letters, product recalls, product seizures, total or partial suspension of our operations, injunctions, fines, civil penalties or criminal prosecution. The FDA also administers certain controls over the export of drugs and biologics from the United States.

The steps ordinarily required before a new drug product may be marketed in the United States include preclinical laboratory tests, animal tests and formulation studies, the submission to the FDA of a notice of claimed exemption for an IND, which must become effective before clinical testing may commence, and adequate and well-controlled clinical trials to establish the safety and efficacy of the drug for each indication for which FDA approval is sought. The following paragraphs provide a general overview of the development and approval process for a new drug.

Preclinical Phase. Preclinical tests include laboratory evaluation of product chemistry, formulation and stability, as well as studies to evaluate toxicity in animals. The results of preclinical tests, together with manufacturing information and analytical data, are submitted as part of an IND application to the FDA.

If a company wants to test a new drug in human patients, an IND must be prepared and filed with the FDA to request FDA authorization to begin human testing of the drug. The IND application automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the adequacy of the preclinical studies, the preclinical product characterization and/or the proposed conduct of the clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The submission of an IND may not result in FDA authorization to commence a clinical trial. A separate supplemental submission to an existing IND must also be made for each successive clinical trial conducted during product development, and the FDA must review each supplemental IND before each clinical trial can begin. Furthermore, an independent institutional review board, or IRB, for each medical center proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that center, and the IRB must monitor the study until completed.

Certain preclinical tests must be conducted in compliance with the FDA’s good laboratory practice regulations and the United States Department of Agriculture’s Animal Welfare Act. Violations of these regulations can, in some cases, lead to invalidation of the studies, requiring such studies to be reconducted.

Clinical Phase. The clinical phase of development follows successful IND submission and involves the activities necessary to demonstrate safety, tolerability, efficacy and dosage of the substance in humans, as well as the ability to produce the substance and finished drug product in accordance with the FDA’s current Good Manufacturing Practice, or cGMP, requirements. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study and the parameters to be used in assessing the safety and the efficacy of the drug. Each protocol must be submitted to the FDA as part of the IND prior to beginning the trial. Each trial must be reviewed, approved and conducted under the auspices of an IRB, and each trial, with limited exceptions, must include the patient’s informed consent. Sponsors, investigators, and IRBs also must satisfy extensive Good Clinical Practice, or GCP, including regulations and guidelines for obtaining informed consent from the study subjects, complying with the protocol and investigational plan, adequately monitoring the clinical trial, and reporting adverse events timely. The FDA, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

Foreign studies performed under an IND must meet the same requirements that apply to U.S. studies. The FDA will accept a foreign clinical study not conducted under an IND only if the study is well-designed, well-conducted, performed by qualified investigators, and conforms to the ethical principles contained in the Declaration of Helsinki, or with the laws and regulations of the country in which the research was conducted, whichever provides greater protection of the human subjects. Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, Phases 1, 2 and 3, with Phase 4 clinical trials conducted after marketing approval. Phase 4 clinical trials are generally required for products that receive accelerated approval. FDA also may require sponsors to conduct Phase 4 clinical trials to study certain safety issues. Data from these activities are compiled in an NDA for submission to the FDA requesting approval to market the drug. These phases may be compressed, may overlap or may be omitted in some circumstances.

•

Phase 1 Clinical Trials: After an IND becomes effective, Phase 1 human clinical trials can begin. These studies are initially conducted in a limited population to evaluate a drug candidate’s safety and tolerability. Phase 1 clinical trials also determine how a drug candidate is absorbed, distributed, metabolized and excreted by the body, and its duration of action. In some cases, a sponsor may decide to run what is referred to as a “Phase 1b” evaluation, which is a second, safety-focused Phase 1 clinical trial typically designed to evaluate the impact of the drug candidate in combination with currently approved drugs.

•

Phase 2 Clinical Trials: Studies are generally conducted in a limited patient population to identify possible adverse events and safety risks, to determine the efficacy of the drug candidate for specific targeted indications and to determine dose tolerance and optimal dosage. These trials are typically well-controlled, closely monitored, and conducted in a relatively small number of patients, usually involving no more than several hundred subjects. Phase 2 clinical trials of antiviral drugs typically are designed to evaluate the potential efficacy of the drug on patients and to further ascertain the safety of the drug, at the dosage given, in a larger patient population. Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more expensive Phase 3 clinical trials. In some cases, a sponsor may decide to run what is referred to as a “Phase 2b” evaluation, which is a second, confirmatory Phase 2 clinical trial that could, if positive and accepted by the FDA, serve as a registrational clinical trial in the approval of a drug candidate.

•

Phase 3 Clinical Trials: These are commonly referred to as registrational (or pivotal) studies, and are undertaken when Phase 2 clinical trials suggest that a dose range of the drug candidate is effective and has an acceptable safety profile. In Phase 3 clinical trials, the drug is usually tested in a controlled randomized trial comparing the investigational new drug to an approved form of therapy in an expanded and well-defined patient population and at multiple clinical sites. The goal of these studies is to obtain definitive statistical evidence of safety and efficacy of the investigational new drug regimen as compared to an approved standard treatment in defined patient populations with a given disease and stage of illness. Phase 3 trials usually include from several hundred to several thousand subjects.

In the case of products for life-threatening diseases, the initial human testing is often conducted in patients with the target disease rather than in healthy volunteers. These studies may provide initial evidence of efficacy traditionally obtained in Phase 2 clinical trials, and so these trials are frequently referred to as Phase 1/2 clinical trials.

In addition, a company may hold an “End-of-Phase 2 Meeting” with the FDA to assess the safety of the drug regimen to be tested in the Phase 3 clinical trial, to evaluate the Phase 3 plan, and to identify any additional information that will be needed to support an NDA. If the Phase 3 clinical trials had been the subject of discussion at an “End-of-Phase 2 Meeting,” the company is eligible for a Special Protocol Assessment, or SPA, by the FDA, a process by which the FDA, at the request of the sponsor, will evaluate protocols and issues relating to the protocols within 45 days to assess whether they are adequate to meet scientific and regulatory requirements identified by the sponsor. If the FDA and the sponsor reach agreement on the design and size of clinical trials intended to form the primary basis of an efficacy claim in an NDA, the FDA will reduce the agreement to writing. The SPA agreement, however, is not a guarantee of product approval by FDA or approval of any permissible claims about the product.

Success in early-stage clinical trials does not necessarily assure success in later-stage clinical trials. Data obtained from clinical activities is not always conclusive and may be subject to alternative interpretations that could delay, limit or even prevent regulatory approval.

Throughout the clinical phase, samples of the product made in different batches are tested for stability to establish shelf life constraints. In addition, large-scale production protocols and written standard operating procedures for each aspect of commercial manufacture and testing must be developed.

Phase 1, 2, and 3 testing may not be completed successfully within any specified time period, if at all. The FDA closely monitors the progress of each of the three phases of clinical trials that are conducted under an IND and may, at its discretion, reevaluate, alter, suspend, or terminate the testing based upon the data accumulated to that point and the FDA’s assessment of the risk/benefit ratio to the patient. The FDA or the sponsor may suspend or terminate clinical trials at any time for various reasons, including a finding that the subjects or patients are being exposed to an unacceptable health risk. The FDA can also request additional clinical trials be conducted as a condition to product approval. Additionally, new government requirements may be established that could delay or prevent regulatory approval of our products under development. Furthermore, IRBs, which are independent entities constituted to protect human subjects in the institutions in which clinical trials are being conducted, have the authority to suspend clinical trials in their respective institutions at any time for a variety of reasons, including safety issues.

Certain information about clinical trials, including a description of the study, participation criteria, location of study sites, and contact information, shall be sent to the National Institutes of Health (“NIH”) for inclusion in a publicly-accessable database. Sponsors also are subject to certain state laws imposing requirements to make publicly available certain information on clinical trial results. In addition, the Food and Drug Administration Amendments Act of 2007 directs the FDA to issue regulations that will require sponsors to submit to the NIH the results of all controlled clinical studies, other than Phase I studies.

New Drug Application. After successful completion of the required clinical testing of a drug candidate, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the United States. An NDA is a comprehensive, multi-volume application that includes, among other things, the results of all preclinical and clinical studies, information about the drug’s composition, and the sponsor’s plans for producing, packaging, and labeling the drug. If the FDA determines that a risk evaluation and mitigation strategy (“REMS”) is necessary to ensure that the benefits of the drug outweigh the risks, a sponsor may be required to include as part of the application a proposed REMS, including a package insert directed to patients, a plan for communication with healthcare providers, restrictions on a drug’s distribution, or a medication guide to provide better information to consumers about the drug’s risks and benefits. Under the Pediatric Research Equity Act of 2003, an application is also required to include an assessment, generally based on clinical study data, on the safety and efficacy of drugs for all relevant pediatric populations before the NDA is submitted. The statute provides for waivers or deferrals in certain situations. The cost of preparing and submitting an NDA is substantial. Under federal law, in most cases, the submission of an NDA is also subject to substantial application user fees. The manufacturer and/or sponsor under an approved NDA are also subject to annual product and establishment user fees. These fees are typically increased annually.

The submission of the application is no guarantee that the FDA will find it complete and accept it for filing. The FDA reviews all NDAs submitted before it accepts them for filing. It may refuse to file the application and request additional information rather than accept the application for filing, in which case, the application must be resubmitted with the supplemental information. After the application is deemed filed by the FDA, agency staff of the FDA reviews an NDA to determine, among other things, whether a product is safe and efficacious for its intended use. The FDA has substantial discretion in the approval process and may disagree with an applicant’s interpretation of the data submitted in its NDA. As part of this review, the FDA may refer the application to an appropriate advisory committee, typically a panel of physicians, for review, evaluation, and an approval recommendation. For any drug containing an active ingredient not previously approved under the FDCA, the application automatically will be referred to an appropriate advisory committee for review prior to approval of the drug, unless the FDA decides otherwise and specifies such reasons in a complete response letter to the sponsor. The FDA is not bound by the opinion of the advisory committee. Drugs that successfully complete NDA review may be marketed in the United States, subject to all conditions imposed by the FDA.

The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that the NDA is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the Prescription Drug User Fee Act, or PDUFA, the FDA has agreed to specific performance goals in the review of NDAs. The FDA assigns a goal of 10 months from acceptance of the application to return a first “complete response,” in which the FDA may approve the product or request additional information. The review process is often significantly extended by FDA requests for additional information or clarification regarding information already provided in the submission.

Prior to granting approval, the FDA generally conducts an inspection of the facilities, including outsourced facilities that will be involved in the manufacture, production, packaging, testing and control of the drug substance and finished drug product for cGMP compliance. The FDA will not approve the application unless cGMP compliance is satisfactory. If the FDA determines that the marketing application, manufacturing process, or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and will often request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the marketing application does not satisfy the regulatory criteria for approval and refuse to approve the application by issuing a “not approvable” letter.

If FDA evaluations of the NDA and the manufacturing facilities are favorable, the FDA may issue an approval letter or, in some cases, an “approvable” letter followed by an approval letter. An approvable letter generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA approval, the FDA may require post-approval testing and surveillance to monitor the drug’s safety or efficacy and may impose other conditions, including labeling and distribution restrictions that can materially impact the potential market and profitability of the drug. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

The length of the FDA’s NDA review ranges from a few months, for drugs related to life-threatening conditions, to many years.

Fast-Track Review. The Food and Drug Administration Modernization Act of 1997, or the Modernization Act, establishes a statutory program for the approval of “Fast-Track” products, which are defined under the Modernization Act as new drugs or biologics intended for the treatment of a serious or life-threatening condition that demonstrate the potential to address unmet medical needs for this condition. To determine whether a condition is “serious” for the purposes of Fast-Track designation, the FDA considers several factors, including the condition’s impact on survival, day-to-day functioning, and the likelihood that the disease, if left untreated, will progress from a less severe condition to a more serious one. If awarded, the Fast-Track designation applies to the product only for the indication for which the designation was received. Under the Fast-Track program, the sponsor of a new drug or biologic may request the FDA to designate the drug or biologic as a Fast-Track product in writing at any time during the clinical development of the product. The Modernization Act specifies that the FDA must determine if the product qualifies for Fast-Track designation within 60 days of receipt of the sponsor’s request.

Fast-Track designation offers a product the benefit of approval based on surrogate endpoints that generally would not be acceptable for approval and possible early or rolling acceptance of the marketing application for review by the agency. Traditional approval requires data demonstrating that the product has an effect on clinically meaningful endpoints or well-established surrogate endpoints. The FDA may approve the application of a Fast-Track product on the basis of clinical trials using less than well-established surrogate endpoints where the agency determines that the effect on the surrogate endpoint is reasonably likely to predict clinical benefit. If a preliminary review of the clinical data suggests that a Fast-Track product may be effective, the FDA may also initiate review of sections of a marketing application for a Fast-Track product before the sponsor completes the application. This rolling review is available if the applicant provides a schedule for submission of remaining information and pays applicable user fees. However, the time periods to which the FDA has committed in reviewing an application do not begin until the sponsor actually submits the application.

The FDA may subject approval of an application for a Fast-Track product to post-approval studies to validate the surrogate endpoint or confirm the effect on the clinical endpoint, and the FDA will also subject such approval to prior review of all promotional materials. In addition, the FDA may withdraw its approval of a Fast-Track product on a number of grounds, including the sponsor’s failure to conduct any required post-approval study with due diligence and failure to continue to meet the criteria for designation.

Fast-Track designation should be distinguished from the FDA’s other programs for expedited development and review although products awarded Fast-Track status may also be eligible for these other benefits. Accelerated approval refers to the use of less than well-established surrogate endpoints discussed above. Priority review is a designation of an application after it has been submitted to the FDA for approval. The agency sets the target date for agency actions on the applications of products that receive priority designation for six months where products under standard review receive a 10-month target.

Post-Approval Phase. As a condition of NDA approval, the FDA may require post-marketing “Phase 4” clinical trials to confirm that the drug is safe and efficacious for its intended uses. After NDA approval, if the FDA becomes aware of new safety information, the agency may require post-approval studies, including clinical trials to investigate known serious risks or signals of serious risks, or identifying unexpected serious risks. If required to conduct a post-approval study, periodic status reports must be submitted to the FDA. Failure to conduct such post-approval studies in a timely manner may result in substantial civil fines.

Where drugs are approved under accelerated approval regulations or the FDA otherwise requests, additional studies will likely be required to document a clinical benefit and to monitor the long-term effects of the therapy. We expect that for any product for which a single pivotal clinical trial is authorized for approval, we will be required to conduct extended Phase 4 clinical trials to monitor the long-term effects of the therapy. Recent developments have prompted heightened government awareness of safety reporting and pharmacovigilance. The FDA may require applicants to implement a REMS or risk minimization action plan (“RiskMAP”) to minimize known and preventable safety risks or otherwise impose burdens, such as limits on prescribing and/or distribution and on direct-to-consumer advertising, on an applicant’s ability to commercialize its drug products.

In addition, following FDA approval of a product, discovery of problems with a product or the failure to comply with requirements may result in restrictions on a product, manufacturer or holder of an approved marketing application, including withdrawal or recall of the product from the market or other voluntary or FDA-initiated action that could delay further marketing. Newly discovered or developed safety or efficacy data may require changes to an approved product’s distribution or labeling including the addition of new warnings and contraindications.

Any products manufactured or distributed under FDA approvals are subject to pervasive and continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences with the products. Drug manufacturers and their subcontractors are required to register with the FDA and, where appropriate, state agencies, and are subject to periodic unannounced inspections by the FDA and state agencies to ensure compliance with applicable regulations, including cGMP, which impose manufacturing procedural, documentation and quality control requirements. Failure to comply with the statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, seizure of product, injunctive action or possible civil penalties.

FDA Regulation of Post-Approval Marketing and Promotion. The FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, off-label promotion for uses of the product not approved by the FDA, industry-sponsored scientific and educational activities and promotional activities involving the internet. A company can make only those claims relating to safety and efficacy that are approved by the FDA. Failure to comply with these requirements can result in adverse publicity, enforcement letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available drugs for uses that are not described in the drug’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, impose stringent restrictions on manufacturers’ communications regarding off-label uses.

Drug Price Competition and Patent Term Restoration Act of 1984. Under the Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, Congress created an abbreviated FDA review process for generic versions of pioneer (brand name) drug products. In order to preserve the incentives of pioneer drug manufacturers to innovate, the Hatch-Waxman Act also provides for patent term restoration and the award, in certain circumstances, of non-patent marketing exclusivities.

Abbreviated New Drug Application (“ANDA”). An ANDA is a type of application in which approval is based on a showing of “sameness” to an already approved drug product. ANDAs do not contain full reports of safety and efficacy, as do NDAs, but rather demonstrate that their proposed products are “the same as” reference products with regard to their conditions of use, active ingredient(s), route of administration, dosage form, strength, and labeling. ANDA applicants are also required to demonstrate the “bioequivalence” of their products to the reference product. Bioequivalence generally means that there is no significant difference in the rate and extent to which the active ingredient(s) in the products becomes available at the site of drug action.

An applicant may obtain permission from the FDA to submit an ANDA for a product that differs from the reference product in active ingredient (in combination products), route of administration, dosage form, or strength by submitting a suitability petition to the FDA. The FDA will approve a suitability petition unless investigations must be conducted to show the safety and efficacy of the altered product, or unless significant labeling changes would be required. If the FDA approves the suitability petition, the applicant may submit an ANDA for its proposed product. When approving a suitability petition, the FDA may also inform the applicant of any additional information that the FDA may require to support the ANDA. The FDA has the authority during its review of the ANDA to request additional information regarding the change in the product that was the subject of the suitability petition, and may also withdraw its approval of the suitability petition.

All ANDAs must contain data relating to product formulation, raw material suppliers, stability, manufacturing, packaging, labeling, and quality control, among other information. Approval limits manufacturing to a specifically identified site(s). Supplemental filings, which generally require FDA review and approval, may allow the manufacture of such products at new sites also generally require review and approval. In addition, certain changes to manufacturing processes, ingredients, and labeling can require FDA review and approval.

The timing of final FDA approval of an ANDA depends on a variety of factors, including whether the applicant has challenged any patents claiming the reference product and whether the pioneer manufacturer is entitled to one or more periods of non-patent marketing exclusivity. In certain circumstances, these marketing exclusivities can extend beyond the life of a patent, and block the approval of ANDAs after the date on which the patent expires. If the FDA concludes that all substantive ANDA requirements have been satisfied, but final approval is blocked because of a patent or a non-patent marketing exclusivity, the FDA may issue the applicant a “tentative approval” letter.

505(b)(2) Applications. If a proposed product represents a change from an already approved product, yet does not qualify for submission under an ANDA or pursuant to an approved suitability petition, the applicant may be able to submit a type of NDA referred to as a “505(b)(2) application.” A 505(b)(2) application is an NDA for which one or more of the investigations relied upon by the applicant for approval was not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigation was conducted. The FDA has determined that 505(b)(2) applications may be submitted for products that represent changes from approved products in conditions of use, active ingredient(s), route of administration, dosage form, strength, or bioavailability. A 505(b)(2) applicant also has the flexibility to reference more than one approved product.

A 505(b)(2) applicant must provide the FDA with any additional clinical data necessary to demonstrate the safety and effectiveness of the product with the proposed change(s). Consequently, although duplication of preclinical and certain clinical studies is avoided through the use a 505(b)(2) application, specific studies may be required.

Patent Term Restoration. The Hatch-Waxman Act also provides for the restoration of a portion of the patent term lost during product development and FDA review of an application. However, the maximum period of restoration cannot exceed 5 years, or restore the total remaining term of the patent to greater than 14 years from the date of FDA approval of the product. The patent term restoration period is generally one-half the time between the effective date of the IND and the date of submission of the NDA, plus the time between the date of submission of the NDA and the date of FDA approval of the product. Only one patent claiming each approved product is eligible for restoration and the patent holder must apply for restoration within 60 days of approval. The United States Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for patent term restoration. In the future, we may consider applying for patent term restoration for some of our currently owned or licensed patents, depending on the expected length of clinical trials and other factors involved in the filing of an NDA.

ANDA and 505(b)(2) Applicant Challenges to Patents and Generic Exclusivity. NDA and 505(b)(2) applicants are required to list with the FDA each patent that claims their approved products and for which claims of patent infringement could reasonably be asserted against unauthorized manufacturers. ANDA and 505(b)(2) applicants must then certify regarding each of the patents listed with the FDA for the product(s) it references. An applicant can certify that there is no listed patent, that the listed patent has expired, that the application may be approved upon the date of expiration of the listed patent, or that the patent is invalid or will not be infringed by the marketing of the applicant’s product. This last certification is referred to as a “Paragraph IV certification.”

If a Paragraph IV certification is filed, the applicant must also provide notice to the NDA holder and patent owner stating that the application has been submitted and providing the factual and legal basis for the applicant’s opinion that the patent is invalid or not infringed. The NDA holder or patent owner may sue the ANDA or 505(b)(2) applicant for patent infringement. If the NDA holder or patent owner files suit within 45 days of receiving notice of the application, a one-time 30-month stay of the FDA’s ability to approve the ANDA or 505(b)(2) application is triggered. The FDA may approve the proposed product before the expiration of the 30-month stay if a court finds the patent invalid or not infringed or shortens the period because parties have failed to cooperate in expediting the litigation.

As an incentive to encourage generic drug manufacturers to undertake the expenses associated with Paragraph IV patent litigation, the first ANDA applicant to submit a substantially complete ANDA with a Paragraph IV certification to a listed patent may be eligible for a 180-day period of marketing exclusivity. For ANDAs that use a reference product for which no Paragraph IV certification was made in any ANDA before that date, this exclusivity blocks the approval of any later ANDA with a Paragraph IV certification referencing the same product. For these ANDAs, the exclusivity period runs from the date when the generic drug is first commercially marketed.

For other ANDAs, the 180-day exclusivity period blocks the approval of any later ANDA with a Paragraph IV certification referencing at least the same patent, if not the same product, and may be triggered on the date the generic drug is first commercially marketed or the date of a decision of a court holding that the patent that was the subject of the Paragraph IV certification is invalid or not infringed. This decision must be from a court from which no appeal can be or has been taken, other than a petition to the United States Supreme Court.

If multiple generic drug manufacturers submit substantially complete ANDAs with Paragraph IV certifications on the same day, all of these manufacturers will share in a single 180-day exclusivity period. Note also that these periods of 180-day exclusivity may be subject to forfeiture provisions, requiring relinquishment of the exclusivity in some situations, including cases where commercial marketing of the generic drug does not occur within a certain time period.

Non-Patent Marketing Exclusivities. Under the Hatch-Waxman Act, newly approved drug products and changes to the conditions of use of approved products may benefit from periods of non-patent marketing exclusivity. The Hatch-Waxman Act provides five years of “new chemical entity” marketing exclusivity to the first applicant to gain approval of an NDA for a product that does not contain an active ingredient found in any other approved product. Where this exclusivity is awarded, the FDA is prohibited from accepting any ANDAs or 505(b)(2) applications during the five-year period (this period is shortened to four years for ANDAs containing Paragraph IV certifications). This exclusivity protects the entire new chemical entity franchise, including all products containing the active ingredient for any use and in any strength or dosage form. This exclusivity will not prevent the submission or approval of stand-alone NDAs, but such applicants would be required to conduct their own adequate and well-controlled clinical studies to demonstrate the safety and effectiveness of their products.

The Hatch-Waxman Act also provides three years of “new use” marketing exclusivity for the approval of NDAs, 505(b)(2) applications, and supplements, where those applications contain the results of new clinical investigations (other than bioavailability studies) essential to the FDA’s approval of the applications. Such applications may be submitted for new indications, dosage forms, strengths, or new conditions of use of already approved products. So long as the new clinical investigations are essential to the FDA’s approval of the change, this three-year exclusivity prohibits the final approval of ANDAs or 505(b)(2) applications for products with the specific changes associated with those clinical investigations. It does not prohibit the FDA from approving ANDAs or 505(b)(2) applications for other products containing the same active ingredient.

Pediatric Exclusivity. The Modernization Act included a pediatric exclusivity provision that was reauthorized by the Best Pharmaceuticals for Children Act of 2002. Pediatric exclusivity provides an incentive to pioneer drug manufacturers for conducting research into the safety and efficacy of their products in children. Manufacturers are eligible for pediatric exclusivity when they conduct and submit the results of pediatric studies requested by the FDA. When granted, pediatric exclusivity provides an additional six months of marketing exclusivity or patent protection in the United States. The current pediatric exclusivity provision is scheduled to expire in October 2012.

Orphan Drug Designation and Exclusivity. Some jurisdictions, including the United States and the European Union, designate drugs intended for relatively small patient populations as “orphan drugs.” The FDA, for example, grants orphan drug designation to drugs intended to treat rare diseases or conditions that affect fewer than 200,000 individuals in the United States or drugs for which there is no reasonable expectation that the cost of developing and making the drugs available in the United States will be recovered. In the United States, orphan drug designation must be requested before submitting an application for approval of the product.

Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. If a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to a marketing exclusivity. For seven years, the FDA may not approve any other application, including NDAs, ANDAs, or 505(b)(2) applications, to market the “same drug” for the same indication. The only exception is where the second product is shown to be “clinically superior” to the product with orphan drug exclusivity, as that phrase is defined by the FDA and if there is an inadequate supply.

Foreign Regulatory Requirements

Outside the United States, our ability to market our products will also be contingent upon receiving marketing authorizations from the appropriate regulatory authorities and compliance with applicable post-approval regulatory requirements. Although the specific requirements and restrictions vary from country to country, as a general matter, foreign regulatory systems include risks similar to those associated with FDA regulation, as described above. Under EU regulatory systems, marketing authorizations may be submitted either under a centralized or decentralized procedure. Under the centralized procedure, a single application to the European Medicines Evaluation Agency (“EMEA”) leads to an approval granted by the European Commission that permits the marketing of the product throughout the European Union. The centralized procedure is mandatory for certain classes of medicinal products but is optional for others. We assume that the centralized procedure will apply to our products. The decentralized procedure provides for mutual recognition of nationally approved decisions and is used for products that are not required to be authorized by the centralized procedure and those products for which the centralized procedure is optional but which shall be marketed in select EU member countries only.

Under the decentralized procedure, the holder of a national marketing authorization may submit further applications to the competent authorities of the remaining member states, which will then be requested to recognize the original authorization based upon an assessment report prepared by the original authorizing competent authority. The recognition process should take no longer than 90 days, but if one member state makes an objection, which under the legislation can only be based on a possible risk to human health, we have the option to withdraw the application from that country or take the application to arbitration by the Committee for Proprietary Medicinal Products (“CPMP”) of the EMEA. If a referral for arbitration is made, the procedure is suspended, and in the intervening time, the only EU country in which the product can be marketed will be the country where the original authorization has been granted, even if all the other designated countries are ready to recognize the product. The opinion of the CPMP, which is binding, could support or reject the objections or alternatively could reach a compromise position acceptable to all EU countries concerned. Arbitration can be avoided if the application is withdrawn in the objecting country, but once the application has been referred to arbitration, it cannot be withdrawn. The arbitration procedure may take an additional year before a final decision is reached and may require the delivery of additional data.

As with FDA approval, we may not be able to secure regulatory approvals in Europe in a timely manner, if at all. Additionally, as in the United States, post-approval regulatory requirements, such as those regarding product manufacture, marketing, or distribution, would apply to any product that is approved in Europe, and failure to comply with such obligations could have a material adverse effect on our ability to successfully commercialize any product.

Hazardous Materials

Our research and development processes involve the controlled use of numerous hazardous materials, chemicals and radioactive materials and produce waste products. We are subject to federal, state and local laws and regulations, and may be subject to foreign laws and regulations, governing the use, manufacture, storage, handling and disposal of hazardous materials and waste products, including certain regulations promulgated by the U.S. Environmental Protection Agency, or EPA. The EPA regulations to which we are subject require that we register with the EPA as a generator of hazardous waste. Although we have safety procedures for handling and disposing of these materials, we cannot assure investors that accidental contamination or injury from these materials will not occur. We are also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposures to blood-borne pathogens and the handling, transporting and disposing of biohazardous or radioactive materials. We do not expect the cost of complying with these laws and regulations to be material.

Competition

We face a broad range of current and potential competitors, from established global pharmaceutical companies with significant resources to development-stage companies. In addition, we face competition from academic and research institutions and government agencies for the discovery, development and commercialization of novel therapeutics to treat HBV, HCV and HIV. Many of our competitors, either alone or with their collaborative partners, have significantly greater financial, product development, technical, manufacturing, sales and marketing resources than we do. In addition, many of our direct competitors are large pharmaceutical companies with internal research and development departments that have significantly greater experience in testing pharmaceutical products, obtaining FDA and other regulatory approvals of products and achieving widespread market acceptance for those products.

We believe that a significant number of drugs are currently under development and will become available in the future for the treatment of HBV, HCV and HIV. We anticipate that we will face intense and increasing competition as new products enter the marketplace and advanced technologies become available. Our competitors’ products may be safer, more effective, or more effectively marketed and sold, than any product we may commercialize. Competitive products may render one or more of our product candidates obsolete or non-competitive before we can recover the expenses of developing and commercializing any of our product candidates. It is also possible that the development of a cure, effective vaccine, or new treatment methods for HBV, HCV and HIV could render one or more of our product candidates non-competitive or obsolete or reduce the demand for our product candidates.

We believe that our ability to compete depends, in part, upon our ability to develop products, complete the clinical trials and regulatory approval processes, and effectively market any products we develop. Further, we need to attract and retain qualified personnel, obtain patent protection or otherwise develop proprietary product candidates or processes and secure sufficient capital resources for the substantial time period between the discovery of lead compounds and their commercial sales, if any.

HBV Therapeutics Competition

In the United States, the current standard of care for the treatment of HBV infection is monotherapy with one of four nucleoside analog drugs, or one of two alpha interferon protein therapies, as listed in the following table.

FDA-Approved Therapies for the Treatment of HBV

Brand Name	Chemical Name	Chemical Name Abbreviation	Drug Class	Company
Epivir-HBV	lamivudine	3TC	nucleoside analog	GlaxoSmithKline
Hepsera	adefovir	ADV	nucleotide analog	Gilead Sciences
Baraclude	entecavir	ETV	nucleoside analog	Bristol-Myers Squibb
Tyzeka	telbivudine	LdT	nucleoside analog	Novartis
Intron-A	interferon alfa-2b	IFN	interferon	Schering Plough
Pegasys	peginterferon alfa-2a	PEG IFN	interferon	Roche

As of September 2007, Hepsera represented approximately 48% of approved HBV nucleoside prescriptions, while Baraclude, Epivir-HBV and Tyzeka represented approximately 28%, 20% and 3% of approved HBV nucleoside prescriptions, respectively. From March 2000 through September 2007, the total prescriptions for approved HBV nucleosides grew at a compound annual growth rate, or CAGR, of approximately 40%. Gilead Sciences has a drug candidate for the treatment of HBV named Viread that recently completed Phase 3 clinical trials and during October 2007, Gilead filed marketing applications for Viread in the United States and Europe.

Although a safe and effective vaccine against HBV has been available for decades, it only benefits those not yet infected with this virus. We believe that additional drugs will become available in the future for the treatment of HBV, considering the major medical need for therapy. We also believe that the introduction of new HBV therapeutics will expand the current market and increase the likelihood of combination therapy for HBV. Our HBV product candidate may compete directly or be used in combination with the current standard of care, with the drug candidates that are currently in development, and with those that may be developed in the future. As a result of its mechanism of action, we believe that clevudine may be complementary to some existing HBV treatments and could therefore be used as either a single agent or in combination with existing therapies.

In March 2007, we engaged MEDACorp to conduct a survey to assess the current market for HBV therapies and opportunities for new HBV therapies, including clevudine. In this market study, 99 U.S. physicians participated, and they represent the medical specialties of gastroenterology, hepatology, infectious disease and primary care. The physicians surveyed reported currently managing an average of approximately 80 HBV patients, an average increase of more than 30% in their HBV patient volume as compared to the previous year. These physicians reported prescribing, on average, oral nucleoside HBV therapies for 80% of all their HBV patients and 50% of their treatment-naïve HBV patients. Additionally, a majority of the physicians surveyed indicated that achieving sustained undetectable levels of HBV DNA off-treatment, or SVR, is the most important factor for them in making treatment decisions, while maintaining undetectable levels of HBV DNA on-treatment is the second most important factor for them in making treatment decisions.

The physicians surveyed were asked to consider hypothetical patient scenarios and describe their related prescribing patterns for HBV therapies. There were a number of important trends that emerged from this portion of the market survey. For example, 97% of physicians surveyed indicated that SVR is a meaningful measure of efficacy and will likely be an important criterion in the future development of novel HBV therapies and the survey results indicated that oral HBV therapies with higher SVR rates were selected more often for HBV therapeutic utilization. This marketing study was based on a small survey sample size and the results may have been different if a larger survey were conducted. Also, clevudine has not completed long-term clinical studies to quantify its SVR rate and we cannot assure you that clevudine will have the efficacy profile that doctors surveyed indicated was important.

HCV Therapeutics Competition

In the United States, the current standard of care for the treatment of HCV is a combination of alpha interferon and a nucleoside analog named ribavirin. Alpha interferon is approved in several chemically modified forms and is marketed by Roche, Schering-Plough, Valeant Pharmaceuticals International, and InterMune, Inc. Roche, Schering-Plough, and several generic manufacturers market ribavirin. We are aware that Roche and other companies are also developing new drugs for the treatment of HCV. For example, Novartis, Vertex, Anadys, Human Genome Science, Migenix Inc., Rigel Pharmaceuticals, Inc. and ViroPharma have advanced their drug candidates into Phase 2 clinical trials.

The following table presents information about approved drugs and drug candidates for the treatment of HCV.

FDA-Approved HCV Therapeutics or HCV Therapeutics in Development

Brand Name	Chemical Name or Abbreviation	Drug Class	Phase of Development	Company
Pegasys plus Copegus	peginterferon alfa-2a + ribavirin	Interferon	Approved	Roche
Peg-Intron plus Rebetol	peginterferon alfa-2b + ribavirin	Interferon	Approved	Schering-Plough
Infergen	interferon alfacon-1	Interferon	Approved	Valeant
Albuferon	albumin interferon alfa-2b	Interferon	Phase 3	Human Genome Sciences/ Novartis
	R1626	Nucleoside Polymerase Inhibitor	Phase 2	Roche
	Valopicitabine (NM283)	Nucleoside Polymerase Inhibitor	Phase 2	Novartis
	R7128	Nucleoside Polymerase Inhibitor	Phase 1	Pharmasset/Roche
	HCV-796	Non-nucleoside Polymerase Inhibitor	Phase 2	Viropharma/Wyeth
	GS-9190	Non-nucleoside Polymerase Inhibitor	Phase 1	Gilead
	Telaprevir (VX-950)	Protease Inhibitor	Phase 2	Vertex/ Johnson & Johnson
	Bocepravir	Protease Inhibitor	Phase 2	Schering-Plough
	R7227 (ITMN-191)	Protease Inhibitor	Phase 1	InterMune/Roche

HIV Therapeutics Competition

HAART, the standard of care for the treatment of HIV infection, generally includes two NRTIs combined with a third drug from another class (either an NNRTI or a protease inhibitor). Racivir and DFC are NRTIs and, therefore, our primary competitors are those companies that develop and market other NRTIs.

There are nine NRTIs approved by the FDA for the treatment of HIV infection, as shown in the table below.

FDA-Approved NRTIs for the Treatment of HIV

Brand Name	Generic Name	Chemical Name Abbreviation	Analog Type	Company
Epivir	lamivudine	3TC	cytidine	GlaxoSmithKline
Emtriva	emtricitabine	FTC	cytidine	Gilead Sciences
Retrovir	zidovudine	AZT	thymidine	GlaxoSmithKline
Zerit	stavudine	d4T	thymidine	Bristol-Myers Squibb
Viread	tenofovir	TDF	adenosine	Gilead Sciences
Videx/Videx EC	didanosine	ddI	adenosine	Bristol-Myers Squibb
Ziagen	abacavir	ABC	guanosine	GlaxoSmithKline
Hivid	zalcitabine	ddC	cytidine	Roche

To provide additional convenience to HIV patients, companies have developed combination therapies that combine two or more NRTIs into a single tablet or capsule. These fixed-dose combination therapies have become leaders in the HIV marketplace. The following table presents information about these combination therapies.

FDA-Approved NRTI Combination Products

Brand Name	Component Generic Name	Chemical Name Abbreviation	Component Analog Type	Company
Combivir	lamivudine	3TC	cytidine	GlaxoSmithKline
	zidovudine	AZT	thymidine

Truvada	emtricitabine	FTC	cytidine	Gilead Sciences
	tenofovir	TDF	adenosine

Atripla	emtricitabine	FTC	cytidine	Gilead Sciences/ Bristol Myers Squibb
	tenofovir	TDF	adenosine
	efavirenz	EFV	NNRTI

Epzicom	lamivudine	3TC	cytidine	GlaxoSmithKline
	abacavir	ABC	guanosine

Trizivir	lamivudine	3TC	cytidine	GlaxoSmithKline
	abacavir	ABC	guanosine
	zidovudine	AZT	thymidine

Several of the FDA-approved individual NRTIs and combination products face patent expiration in the next several years. As a result, generic versions of these drugs may become available. We expect to face competition from these generic drugs, including price-based competition.

Other classes of HIV therapeutics include NNRTIs, PIs, integrase inhibitors, and entry or fusion inhibitors. Although NNRTIs and PIs are often complementary to NRTIs, there are certain protease-based regimes that are competitors to NRTIs. There are three NNRTIs and ten PIs approved by the FDA. Entry inhibitors have a unique mechanism of action, but are often used only to treat individuals who have failed other treatment options because they are administered by injection. There is one fusion inhibitor, one entry inhibitor and one integrase inhibitor approved by the FDA.

The following table presents information about these other classes of HIV therapeutics.

FDA-Approved NNRTIs, PIs, Integrase Inhibitor, and Entry Inhibitors for the Treatment of HIV

Brand Name	Generic Name	Chemical Abbreviation	Drug Class	Company
Rescriptor	delavirdine	DLV	NNRTI	Pfizer
Sustiva	efavirenz	EFV	NNRTI	Bristol Myers-Squibb
Viramune	nevirapine	NVP	NNRTI	Boehringer Ingelheim
Agenerase	amprenavir	APV	PI	GlaxoSmithKline
Aptivus	tipranavir	TPV	PI	Boehringer Ingelheim
Crixivan	indinavir	IDV	PI	Merck
Invirase	saquinavir	SQV	PI	Hoffmann-La Roche
mesylate
Kaletra	lopinavir and ritonavir	LPV/RTV	PI	Abbott Laboratories
Lexiva	fosamprenavir calcium	FOS-APV	PI	GlaxoSmithKline
Norvir	ritonavir	RTV	PI	Abbott Laboratories
Prezista	darunavir	TMC114	PI	Tibotec, Inc.
Reyataz	atazanavir sulfate	ATV	PI	Bristol-Myers Squibb
Viracept	nelfinavir mesylate	NFV	PI	Agouron Pharmaceuticals
Fuzeon	enfuvirtide	T-20	Fusion Inhibitor	Hoffmann-La Roche & Trimeris
Selzentry	maraviroc	UK-427857	Entry Inhibitor	Pfizer
Isentress	raltegravir	MK-0518	Integrase Inhibitor	Merck

We are aware that many other companies are developing compounds targeting HIV, including pharmaceutical companies such as Pfizer Inc., Merck & Co., Inc., GlaxoSmithKline plc, Bristol-Myers Squibb Co., Schering-Plough Corp., Johnson & Johnson and biotechnology companies such as Gilead Sciences, Inc., Panacos Pharmaceuticals, Inc., Tibotec Pharmaceuticals Limited, Incyte Corporation, Avexa Limited and Achillion Pharmaceuticals, Inc. We believe that a significant number of drugs are currently under development and will become available in the future for the treatment of HIV. These drug candidates include NRTIs as well as drugs that block HIV protein functions and interactions, including integrase and maturation inhibitors. We are aware that Merck and other companies are pursuing the development of a prophylactic vaccine, which is a vaccine that prevents infections. If a prophylactic vaccine is successful, it could reduce the size of the market for our products.

Intellectual Property

Our policy is to pursue patents and to otherwise endeavor to defend our technologies, inventions, and improvements to inventions that are commercially important to the development of our business. We seek U.S. and international patent protection on the novel compounds, product candidates, and therapeutic processes we discover or improve, as well as the chemical synthesis and manufacturing of such compounds and product candidates. As of September 30, 2007, we hold or have licensed 678 issued patents and pending patent applications directed to our technologies, including recently discovered product candidates. As of September 30, 2007, our owned patent portfolio includes 9 issued U.S. patents, 21 issued foreign patents, 21 U.S. applications and 223 foreign applications, while our in-licensed patent portfolio includes 49 issued U.S. patents, 260 issued foreign patents, 8 U.S. applications and 87 foreign applications.

We have an exclusive sublicense in North, Central and South America, Europe, the Caribbean and Israel from Bukwang to issued U.S. and corresponding foreign patents covering the composition of matter, methods of using clevudine to treat HBV and synthetic processes for clevudine, which expire between 2014 and 2022. Bukwang is the primary licensee from Yale University and the University of Georgia Research Foundation, Inc.,

who are the primary licensors that jointly own the intellectual property for this technology. Our sublicense with Bukwang also encompasses nonexclusive rights in the aforementioned territories to pending patents in the U.S. and certain foreign countries covering the use of clevudine in combination with other therapeutics for the treatment of HBV. Any patent issuing from these patent applications would expire no earlier than 2023.

On December 8, 1998, Emory University granted us an exclusive, worldwide license pursuant to the Racivir License Agreement to issued U.S. patents covering the composition of matter, methods of synthesizing Racivir and methods of using Racivir to treat HIV and HBV, which expire between 2010 and 2020. This license also encompasses rights to corresponding patents and pending patent applications in Europe, Japan, South Africa and other foreign countries.

In the Emory/Gilead License Agreement, Emory University previously had granted a right of first refusal to Gilead that is applicable to any license or assignment relating to enriched FTC (which includes Racivir). The terms of this right of first refusal contains an exception permitting Emory University to license or assign its rights in respect of enriched FTC to a permitted transferee, which includes any of the inventors (which included two of our founders) or to any corporate entity formed by or on behalf of the inventors for purposes of clinically developing enriched FTC so long as the licensee agrees in writing to be bound by the terms of Gilead’s right of first refusal to the same extent as Emory University. Our license to Racivir was granted to us by Emory University pursuant to this exception and therefore we are bound by the terms of Gilead’s right of first refusal to the same extent as Emory University. The terms of this right of first refusal as set forth in the Emory/Gilead License Agreement require that, prior to the entry into any license or assignment agreement with a third party relating to any of Emory University’s rights in respect of enriched FTC, Emory University shall notify Gilead of the terms of the proposed agreement and provide a copy of the proposed agreement to Gilead together with all data and information in Emory University’s possession relating to enriched FTC and its use as a therapeutic agent. Gilead has 30 days to accept or decline the offer. Although Emory University considers us to be a permitted transferee under the Emory/Gilead License Agreement, Emory University has subsequently taken the position that its grant of commercialization rights (i.e., the rights to offer for sale and sell Racivir) to us exceeded the rights that were permitted to be granted to a permitted transferee under its agreement with Gilead. While we believe that Gilead is aware of the Racivir license agreement through both our and Emory University’s communications with Gilead, Gilead has not contacted us regarding its interpretation of the terms of the Racivir License Agreement.

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

We own pending U.S. and foreign patent applications directed to the PSI-6130 chemical compound, pro-drugs (including R7128), pharmaceutical formulations, therapeutic combinations and use to treat HCV infections. Any patent issuing from these patent applications would expire no earlier than 2024. We own pending

U.S. and foreign patent applications directed to the synthesis of PSI-6130 chemical compound, including synthetic intermediates thereof. To date, no patents have issued from these applications. Any patent issuing from these patent applications would expire no later than 2025. To date, no patents have issued from these applications.

We have an exclusive, worldwide license from Emory University to issued U.S. patents covering a formulation of DFC in combination with other antiviral nucleoside analogs and methods of using DFC to treat HIV infection, which expire in 2015. This license also encompasses rights to corresponding patents and pending patent applications in Europe, Japan, South Africa and other foreign countries, which will expire in 2016. In addition, we own pending U.S. patent applications and corresponding foreign patent applications that cover methods of synthesizing DFC and its related compounds and pharmaceutical formulations of DFC. Any patent issuing from these patent applications would expire no earlier than 2022 and 2024, respectively.

The patent expiration dates stated above do not take into account any patent term adjustments that may accrue due to procedural delays by the United States Patent and Trademark Office or patent term extensions that may accrue due to regulatory delays.

Attempts to obtain patent protection both in the United States and abroad can be expensive, take years to complete, and may not be successful. In addition, issued patents are subject to attack, may not be enforceable, and may otherwise fail to protect our business. Moreover, the trade secret laws and other sources of intellectual property protection may also be insufficient to protect our product candidates. For more information on these and other risks related to intellectual property rights, see “Risk Factors—Risks Related to Our Intellectual Property.”

Employees

As of September 30, 2007, we had 36 employees, 22 of whom performed research and development functions. Approximately 78% of our employees hold advanced degrees. We plan to add additional employees as we expand our business.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

Risks Related to Drug Discovery, Development and Commercialization

We are subject to significant regulatory requirements, which could delay, prevent or limit our ability to market our product candidates, including clevudine, Racivir, R7128 and DFC.

Our research and development activities, preclinical studies, clinical trials, manufacturing and the anticipated marketing of our product candidates are subject to extensive regulation by a wide range of governmental authorities in the United States, including the FDA and by comparable authorities in Europe and elsewhere. To date, none of our product candidates has been approved for sale by the FDA or any foreign regulatory authority except clevudine, for which Bukwang has received marketing approval in Korea. Neither we nor our collaborators, independently or collectively, will be able to commercialize any of our product candidates until we or they obtain FDA approval in the United States or approval by comparable regulatory agencies in Europe or other countries. To satisfy FDA or foreign regulatory approval standards for the commercial sale of our product candidates, we must, among other requirements, demonstrate in adequate and well-controlled clinical trials that our product candidates are safe and effective. We, IRBs, the FDA or applicable foreign regulatory authorities could suspend the clinical trials of a drug candidate at any time if there is a concern that the patients participating in such clinical trials are being exposed to unacceptable health risks or for other reasons. Adverse side effects of a product candidate on patients in a clinical trial could result in the FDA or foreign regulatory authorities refusing to approve a particular drug candidate for any and all indications of use.

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

The FDA also regulates the manufacturing facilities of our third-party manufacturers. Prior to approval, the FDA inspects manufacturing facilities to ensure compliance with cGMP, including quality control and record-keeping measures. Post-approval, the FDA and certain state agencies subject these facilities to unannounced inspections to ensure continued compliance with cGMP. Failure to satisfy the pre-approval inspection or subsequent discovery of problems with a product, or a manufacturing or laboratory facility used by us or our collaborators, may result in an inability to receive approval, recall of products, delay in approval or restrictions on the product or on the manufacturing post-approval, including a withdrawal of the drug from the market or suspension of manufacturing.

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

If approved for marketing, the commercial success of our product candidates will depend upon their acceptance by physicians and the medical community, patients, and private, government and third-party payors as clinically useful, safe and cost-effective therapeutics. The degree of market acceptance of any of our approved products will depend upon a number of factors, including:

•	the indication for which the product is approved, as well as its approved labeling;

•	the establishment and demonstration in the medical community of the safety and efficacy of the product;

•	the prevalence and severity of adverse side effects;

•	the presence of other competing approved therapies;

•	the potential advantages of the product over existing and future treatment methods;

•	the relative convenience and ease of administration of the product;

•	the strength of our sales, marketing and distribution support;

•	the price and cost-effectiveness of the product; and

•	sufficient third-party reimbursement.

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

We are a clinical-stage pharmaceutical company with a limited operating history upon which an investor can evaluate our operations and future prospects. We have incurred net losses in each year since our inception in 1998. For the years ended September 30, 2007 and 2006 and for the nine months ended September 30, 2005, we had net losses of $5.1 million, $11.3 million, and $13.7 million, respectively. As of September 30, 2007, we had an accumulated deficit of $57.1 million. We do not expect to generate significant revenue from our product candidates for the next several years and we expect to continue to incur significant operating losses in future periods. We expect to incur substantial costs to further our drug discovery and development programs and that our rate of spending will accelerate as a result of the increased costs and expenses associated with preclinical and clinical development of clevudine, Racivir, R7128 and DFC, particularly our Phase 3 clinical trials for clevudine. In addition, as we expand our operations, we will need to continue to improve our facilities and hire additional personnel. As a result, we expect that our annual operating losses will increase significantly over the next several years.

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

Developing drugs, conducting clinical trials and commercializing products is expensive and we will need to raise substantial additional funds to achieve our strategic objectives. Although we believe our existing cash resources as of September 30, 2007, together with available borrowings under our venture loan and security agreement and anticipated payments under our existing collaboration agreement, will be sufficient to fund our projected cash requirements for the next 18 months, we will require significant additional financing in the future to fund our operations. Such financing may not be available on acceptable terms, if at all. Our future capital requirements will depend on many factors, including:

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 and the listing requirements of the NASDAQ Stock Market LLC. Section 404 of the Sarbanes-Oxley Act requires that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and our auditors to assess the effectiveness of our internal control over financial reporting beginning with our fiscal year ending on September 30, 2008. In order to comply with Section 404, we will need to incur substantial accounting expenses and expend significant management efforts.

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

As of September 30, 2007, we had 36 employees, 22 of whom perform research and development functions. We plan to hire a significant number of additional employees in the future. For example, we expect to hire 30 to 40 employees in the next year and plan to hire several additional employees as required in the future to add depth and specialized expertise to our scientific and management team. We expect that this substantial growth will place a strain on our administrative and operational infrastructure. If the product candidates that we are developing continue to advance in clinical trials, we will need to expand our development, regulatory, manufacturing, quality, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to develop additional relationships with various collaborators, contract research organizations, suppliers, manufacturers and other organizations. We may not be able to establish such relationships or may incur significant costs to do so. Our ability to manage our growth will also require us to continue to improve our operational, financial and management controls, reporting systems and procedures, which will further increase our operating costs. If we are unable to successfully manage the expansion of our operations or operate on a larger scale, we will not achieve our strategic objectives.

Our debt obligations include covenants which may adversely affect us.

On September 30, 2007, we entered into a Venture Loan and Security Agreement (“Loan Agreement”) with a lender that allows us to borrow up to $30.0 million in $10.0 million increments. We agreed that in the event our market capitalization is below $90.0 million for 15 consecutive days in which the principal market for our common stock is open for trading to the public, we will be required to repay 50% of the then outstanding principal balance of the loans. We further agreed that in the event our market capitalization is below $40.0 million for 15 consecutive days in which the principal market for our common stock is open for trading to the public, we will be required to repay all of the then outstanding principal balance of the loans. In addition, all of our assets other than our intellectual property secure the loans. There is a risk that the lender could obtain rights to the secured assets in the event we default on our obligations under the Loan Agreement.

The Loan Agreement also contains covenants that, among other things, require us to obtain consent from the lender prior to paying dividends, making certain investments, changing the nature of our business, assuming or guaranteeing the indebtedness of another entity or individual, selling or otherwise disposing of a substantial portion of our assets, or merging or consolidating with another entity.

A breach of any of the covenants in the Loan Agreement could result in a default under that agreement. Upon the occurrence of an event of default, the lender could elect to declare all amounts outstanding under the Loan Agreement to be immediately due and payable, and terminate all commitments to extend further credit.

Changes in foreign currency exchange rates could result in increased costs.

We have entered into some agreements denominated, wholly or partly, in foreign currencies, and, in the future, we may enter into additional, agreements denominated in foreign currencies. If the values of these currencies increase against the United States dollar, our costs would increase. To date, we have not entered into any contracts to reduce the risk of fluctuations in currency exchange rates. In the future, depending upon the amounts payable under any such agreements, we may enter into forward foreign exchange contracts to reduce the risk of unpredictable changes in these costs. However, due to the variability of timing and amount of payments under any such agreements, foreign exchange contracts may not mitigate the potential adverse impact on our financial results.

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

Additionally, conflicts may arise if there is a dispute about the progress of, or other activities related to, the clinical development of a product candidate, the achievement and payment of a milestone amount or the ownership of intellectual property that is developed during the course of the collaborative arrangement. Similarly, the parties to a collaboration agreement may disagree as to which party owns newly developed products. Should an agreement be terminated as a result of a dispute and before we have realized the benefits of the collaboration, our reputation could be harmed and we might not obtain revenues that we anticipated receiving.

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

We licensed Racivir from Emory University pursuant to an exclusive, worldwide license agreement to make, have made, use, import, offer for sale and sell Racivir, which we entered into in 1998, referred to as the Racivir License Agreement. In a license agreement relating to emtricitabine that Emory University entered into with Triangle Pharmaceuticals, now Gilead Sciences, Inc., or Gilead, in 1996, which we refer to as the Emory/Gilead License Agreement, Emory University previously had granted a right of first refusal to Gilead that is applicable to any license or assignment relating to a specified range of mixtures of (–) – FTC and (+) – FTC, referred to as enriched FTC (which includes Racivir). The terms of this right of first refusal contains an exception permitting Emory University to license or assign its rights in respect of enriched FTC to a permitted transferee, which includes any of the inventors (which included two of our founders) or to any corporate entity formed by or on behalf of the inventors for purposes of clinically developing enriched FTC so long as the licensee agrees in writing to be bound by the terms of Gilead’s right of first refusal to the same extent as Emory University. Our license to Racivir was granted to us by Emory University pursuant to this exception and therefore we are bound by the terms of Gilead’s right of first refusal to the same extent as Emory University. The terms of this right of first refusal as set forth in the Emory/Gilead License Agreement require that, prior to the entry into any license or assignment agreement with a third party relating to any of Emory University’s rights in respect of enriched FTC, Emory University shall notify Gilead of the terms of the proposed agreement and provide a copy of the proposed agreement to Gilead together with all data and information in Emory University’s possession relating to enriched FTC and its use as a therapeutic agent. Gilead has 30 days to accept or decline the offer. Although Emory University considers us to be a permitted transferee under the Emory/Gilead License Agreement, Emory University has subsequently taken the position that its grant of commercialization rights (i.e., the rights to offer for sale and sell Racivir) to us exceeded the rights that were permitted to be granted to a permitted transferee under its agreement with Gilead. While we believe that Gilead is aware of the Racivir license agreement through both our and Emory University’s communications with Gilead, Gilead has not contacted us regarding its interpretation of the terms of the Racivir License Agreement.

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

•

HBV: Gilead Sciences has a drug candidate for the treatment of HBV named Viread that recently completed Phase 3 clinical trials and during October 2007, Gilead filed marketing applications for Viread in the United States and Europe. Our HBV product candidate may compete directly or be used in combination with the current standard of care, with the drug candidates that are currently in development and with those that may be developed in the future.

•

HCV: Roche, Schering-Plough, and several generic manufacturers market ribavirin, which is a component of the current standard of care for HCV. Roche and other companies, such as Valeant Pharmaceuticals International, Vertex Pharmaceuticals Incorporated, ViroPharma Incorporated, Gilead Sciences, Inc, Intermune, Human Genome Sciences, Schering-Plough, Novartis and Idenix, are also developing new drugs for the treatment of HCV.

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

We currently have product liability insurance that covers our clinical trials for up to $15.0 million for each occurrence and up to a $15.0 million annual aggregate limit, subject to deductibles of $50,000 per occurrence and $250,000 annual aggregate limit and coverage limitations. We intend to increase our insurance coverage and include the sale of commercial products if marketing approval is obtained. Because insurance coverage is becoming increasingly expensive, we may not be able to obtain or maintain adequate protection against potential product liabilities at a reasonable cost or at all, and the insurance coverage that we obtain may not be adequate to cover potential claims or losses.

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

Risks Related to our Common Stock

A significant portion of our total outstanding shares recently became available for sale. If there are substantial sales of our common stock by our existing stockholders, our stock price could decline.

On October 19, 2007, lock-up agreements that were executed in conjunction with the initial public offering of our common stock were terminated, enabling the future sale of approximately 16.0 million shares of our common stock. Sales of substantial amounts of our common stock in the public market or otherwise, or the perception that such sales could occur, could adversely affect the price of our common stock. In addition, as of September 30, 2007, holders of approximately 13,490,969 shares of our common stock have rights, subject to some conditions, to require us to file registration statements to permit the resale of their shares in the public market or to include their shares in registration statements that we may file on our behalf or on behalf of our stockholders. We also have registered all common stock that we may issue under our employee benefit plans. As of September 30, 2007, 3,680,168 shares of our common stock were reserved and available for future issuance under our 1998 Stock Plan and 2007 Equity Incentive Plan. These shares can be freely sold in the public market upon issuance. If any of these stockholders causes a large number of securities to be sold in the public market, or if there is an expectation that such sales may occur, the sales could cause the trading price of our common stock to decline.

Our amended and restated certificate of incorporation permits the issuance of up to approximately 78,767,009 additional shares of common stock as of September 30, 2007. Thus, we will have the ability to issue substantial amounts of common stock in the future, which would dilute the percentage ownership held by current stockholders.

Our stock price is volatile.

The stock market in general, and the market for clinical-stage pharmaceutical and biotechnology stocks in particular, have experienced extreme volatility that has often been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price for our common stock.

In this market environment, the sale of a substantial number of shares of our common stock in the public market or the perception that such a sale might occur would likely have an adverse effect on the market price of our common stock. We have a number of investors who hold relatively large positions in our securities. A decision by any of these investors to sell all or a block of their holdings of our common stock could cause our stock price to drop significantly.

The market also continues to experience significant price and volume fluctuations, some of which are unrelated to the operating performance of particular companies. Since our IPO, the price of our common stock has fluctuated significantly and may continue to do so in the future. Many factors could have a significant effect on the market price for our common stock, including:

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

Any litigation brought against us as a result of this volatility could result in substantial costs and a diversion of our management’s attention and resources, which could negatively impact our financial condition, results of operations, and the price of our common stock.

If we raise additional capital by issuing equity securities in a fluctuating market, many or all of our existing stockholders may experience substantial dilution, and if we need to raise capital by issuing equity securities at a time when our stock price is lower, we may have difficulty raising sufficient capital to meet our requirements. If any of the risks described in these “RISK FACTORS” occurred, or if any unforeseen risk affected our performance, it could have a dramatic and adverse impact on the market price of our common stock.

Provisions of our amended and restated certificate of incorporation, bylaws and Delaware law could delay or discourage another company from acquiring us and may prevent attempts by our stockholders to replace or remove our current management.

Provisions of our amended and restated certificate of incorporation, bylaws and Delaware law may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable. In addition, these provisions could make it more difficult for our stockholders to replace or remove our board of directors.

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

As of September 30, 2007, our executive officers, directors, current holders of more than 5% of our outstanding common stock and their respective affiliates beneficially own, in the aggregate, approximately 74.2% of our outstanding common stock. These stockholders, acting together, would be able to control all matters requiring approval by our stockholders, including mergers, sales of assets, the election of directors, the approval of mergers or other significant corporate transactions. The interests of these stockholders may not always coincide with our corporate interests or the interests of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of our other stockholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

In July 2005, we relocated our operations to Princeton, New Jersey from Atlanta, Georgia. On May 23, 2005, we entered into a lease for a 30,800 square foot building that has 12,000 square feet of laboratory space and approximately 18,000 square feet of administrative offices in Princeton, New Jersey. The annual occupancy expense under this lease is approximately $825,333. This lease expires on May 22, 2010 and may be extended for a total of an additional 10 years. These facilities are equipped to perform drug research activities. In April 2007, we also entered into a lease for office space in Durham, North Carolina. The annual occupancy expense under this lease is approximately $80,138. This lease expires on April 30, 2009 and may be extended for a total of an additional three years.

ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading on the Global Market of The NASDAQ Stock Market LLC (“NASDAQ”) on April 27, 2007 under the symbol “VRUS.” Prior to that time, there was no established public trading market for our common stock. The following table sets forth for the periods indicated the high and low closing sale prices per share of our common stock as reported by NASDAQ:

Fiscal Year Ended September 30, 2007:	High	Low
Fourth fiscal quarter	$12.60	$8.06
Third fiscal quarter (beginning April 27, 2007)	$9.42	$7.54

Holders of Record

As of November 30, 2007, there were approximately 79 holders of record of our common stock.

Comparative Stock Performance

The following graph and related information should not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

CUMULATIVE TOTAL RETURN

(Based on an initial investment of $100.00 on April 27, 2007 using end of the month closing prices for each of the three investment options.)

Dividends

We have never paid or declared any cash dividends on our common stock. We currently intend to retain any earnings for future growth and, therefore, do not expect to pay cash dividends in the foreseeable future. Moreover, under the terms of our Loan Agreement with our lender, we are not permitted to pay any dividends without its written consent.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents our selected financial information. In 2005, we changed our fiscal year end from December 31 to September 30 for financial reporting purposes. The change was effective for the nine-month period ended September 30, 2005. The following selected statement of operations data for the nine months ended September 30, 2005 and the years ended September 30, 2006 and 2007 and the balance sheet data as of September 30, 2005, 2006 and 2007 have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. In the opinion of management, the unaudited selected financial data presented below reflect all adjustments necessary for a fair presentation of this data. The statement of operations data for the years ended December 31, 2003 and 2004 and the balance sheet data as of December 31, 2004 have been derived from our audited financial statements that are not included in this Annual Report on Form 10-K. The balance sheet data as of December 31, 2003 is derived from our unaudited financial data that are not included in this Annual Report on Form 10-K. The results from the nine-month period ended September 30, 2005 are not indicative of results that would have been achieved for the twelve-month period ended September 30, 2005.

The selected financial data set forth below should be read together with our financial statements and the related notes to those financial statements, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” appearing elsewhere in this Annual Report on Form 10-K and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7. below. The historical results are not necessarily indicative of results to be expected in any future period.

	Years Ended September 30,		Nine Months Ended September 30, 2005	Years Ended December 31,
	2007	2006		2004	2003
	(in thousands, except share and per share data)
Statement of Operations Data:
Revenues:
Contract revenues	$22,009	$5,425	$3,719	$2,208	$509
Government grant revenues	—	—	—	545	538

Total revenues	$22,009	$5,425	$3,719	$2,753	$1,047

Cost and expenses:
Research and development	20,319	10,498	10,468	5,317	4,809
General and administrative	9,211	7,911	8,096	2,898	1,761

Total costs and expenses	29,530	18,409	18,564	8,215	6,570

Operating loss	(7,520)	(12,984)	(14,845)	(5,462)	(5,523)
Investment income (1)	2,471	1,659	1,136	495	182
Interest expense	(15)	—	—	—	—

Loss before income taxes	(5,065)	(11,325)	(13,709)	(4,967)	(5,341)
Provision for income taxes	—	—	—	17	337

Net loss	(5,065)	(11,325)	(13,709)	(4,984)	(5,678)
Redeemable preferred stock accetion (1)	1,776	1,111	2,287	1,317	37

Net loss attributable to common stockholders	$(6,840)	$(12,436)	$(15,996)	$(6,301)	$(5,715)

Net loss per common share:
Basic	$(0.46)	$(1.19)	$(2.42)	$(1.53)	$(1.40)
Diluted	$(0.46)	$(1.19)	$(2.42)	$(1.53)	$(1.40)

Weighted average number of shares used in per common share calculations:
Basic (1)	14,990,472	10,462,369	6,630,463	4,110,997	4,107,473
Diluted (1)	14,990,472	10,462,369	6,630,463	4,110,997	4,107,473

	As of September 30,		As of September 30, 2005	As of December 31,
	2007	2006		2004	2003
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents (1)	$68,746	$26,182	$33,442	$307	$1,823
Short-term investments	1,252	1,250	12,007	54,932	7,975
Working capital	60,764	25,004	38,822	51,687	7,955
Total assets (1)	75,844	32,998	47,441	57,417	12,363
Deferred revenue	7,583	9,168	12,044	12,136	5,769
Redeemable convertible preferred stock (1)	—	19,641	18,530	50,178	11,270
Total stockholders’ equity (deficit) (1)	$58,936	$(220)	$11,668	$(7,431)	$5,473

(1)—	On May 2, 2007, we completed our IPO of 5,050,000 shares of our common stock at a public offering price of $9.00 per share. Net cash proceeds from the initial public offering were $40.7 million after deducting offering costs paid during fiscal 2007 and $39.1 million after deducting additional offering costs paid in fiscal 2006.

In connection with the IPO, the outstanding shares of our Series B, Series C, Series D and Series R Redeemable Convertible Preferred Stock, our Series A Convertible Preferred Stock, and our Redeemable Common Stock were converted into 4,405,683 shares of our common stock as of May 2, 2007. In addition, holders of our Series D Redeemable convertible preferred stock were entitled to receive quarterly dividends at a rate equal to 7.5% per annum of the purchase price per share. Such dividends accrued from February 4, 2006 through May 2, 2007 and were paid out in the form of 131,864 shares of our common stock. Our Series D-1 warrants were also exercised in full in connection with our IPO on a “net exercise” basis, which resulted in us issuing 822,689 shares of our common stock to the warrant holders.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our audited financial statements and related notes appearing elsewhere in this report. In addition to historical information, this discussion and analysis contains forward-looking statements based on current expectations that involve risks, uncertainties and assumptions, such as our plans, objectives, expectations and intentions set forth in the “Cautionary Statement Regarding Forward-Looking Statements,” which can be found at the beginning of this report, and in Item 1A, Risk Factors. Our actual results and the timing of events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the “Risk Factors” section and elsewhere in this report.

Overview

We are a clinical-stage pharmaceutical company committed to discovering, developing and commercializing novel drugs to treat viral infections. Our primary focus is on the development of oral therapeutics for the treatment of hepatitis B virus, or HBV, hepatitis C virus, or HCV and human immunodeficiency virus, or HIV. We currently have three product candidates:

•	Clevudine, for the treatment of chronic HBV infection, is enrolling Phase 3 clinical trials for registration in North, Central, and South America (“the Americas”) and Europe;

•

R7128, a pro-drug of PSI-6130 for the treatment of HCV, in Part 3 of a Phase 1 clinical trial through a collaboration with F. Hoffmann-LaRoche Ltd. and Hoffmann-La Roche Inc. (collectively, Roche); and

•	Racivir, for the treatment of HIV, which has completed a Phase 2 clinical trial.

Additionally, we are continuing to identify the best path forward for the development of DFC for the treatment of HIV following the completion of a Phase 2b clinical trial. Our research and development efforts focus on a class of compounds known as nucleoside analogs, which act to inhibit the natural enzymes required for viral replication. We are applying our expertise in nucleoside chemistry to the discovery and development of additional antiviral therapeutics.

Clevudine is an oral, once-daily pyrimidine nucleoside analog that we are developing for the treatment of HBV. We licensed clevudine from Bukwang, a Korean pharmaceutical company. Bukwang received final product approval from Korean regulators in December 2006 and commercially launched clevudine in the Korean market in February 2007 under the brand name Levovir. In two completed Korean Phase 3 clinical trials in 337 patients, Studies 301 and 302, clevudine demonstrated the ability to significantly reduce HBV viral load in patients to undetectable levels and normalized liver enzyme levels. Furthermore, in Study 302, 16% of the e-antigen negative patients who had received clevudine demonstrated a sustained virologic response (“SVR”) 24 weeks after stopping therapy, versus 0% of the patients who had received the placebo. In March 2006, Bukwang completed Study 303, a Korean open-label follow-on study of clevudine in 55 HBV patients, including 15 e-antigen negative patients and who were treatment-naïve patients. The results of Study 303 are consistent with the results of Studies 301 and 302 in terms of significantly reducing HBV viral load in patients to undetectable levels and normalizing liver enzyme levels. Additionally, in Study 303, 80% of e-antigen negative patients sustained a viral load that was undetectable 12 weeks after completing the 48-week course of therapy.

We initiated two Phase 3 clinical trials of clevudine for registration in the Americas and Europe during the third calendar quarter of 2007. The clevudine registration studies include two 48-week Phase 3 clinical trials designed to test the superiority of once-daily doses of clevudine 30mg over Hepsera 10mg (adefovir) on predetermined primary and secondary endpoints. Study 305 will be conducted in approximately 376 e-antigen positive patients, and Study 306 will be conducted in approximately 480 e-antigen negative patients. The primary endpoint of these registration studies is expected to be a composite endpoint measuring the percentage of patients with undetectable HBV DNA (less than 300 copies/ml) and the normalization of liver enzyme levels at 48 weeks on therapy. We plan to continue the clevudine Phase 3 studies from week 48 to week 96 to gather additional safety and efficacy data, as well as assess clevudine’s SVR rate for HBV.

In October 2007, Roche and we initiated oral dosing of R7128 in Part 3 of a Phase 1 clinical trial under an IND. This trial is a multiple center, observer-blinded, randomized and placebo-controlled study designed to investigate the pharmacokinetics, pharmacodynamics, safety, tolerability and food effect of R7128 in healthy volunteers and in patients chronically infected with HCV genotype 1, as well as provide antiviral potency data over 14 and 28 days in patients chronically infected with HCV genotype 1. This adaptive Phase 1 study is comprised of three parts:

•

Part 1 was a single ascending dose study conducted in 46 healthy volunteers. The primary objective of Part 1 was to assess the safety, tolerability and pharmacokinetics of R7128 following single ascending doses under fasting conditions. The secondary objective of Part 1 was to explore the effect of food on the pharmacokinetics of R7128. Single oral doses of R7128 were administered to 46 healthy volunteers in five sequential dose groups (500 mg, 1500 mg, 4500 mg, 6000 mg, and 9000 mg) and one food effect group (1500 mg). Results from the single ascending dose portion of the study indicated:

•	All doses of R7128 studied (500 mg to 9000 mg) were generally safe and well-tolerated.

•	All patients completed the study, and none experienced gastrointestinal adverse events or serious adverse events during the study.

•	No hematological or laboratory abnormalities of clinical significance were noted.

•

Part 2 was a multiple ascending dose study conducted in 40 patients chronically infected with HCV genotype 1 who had previously failed interferon therapy. The primary objective of Part 2 was to assess the safety, tolerability, and pharmacokinetics of R7128 after once-daily (“QD”) or twice-daily (“BID”) dosing for 14 days. The secondary objective was to assess antiviral efficacy by measuring the change in HCV RNA. Results from the multiple ascending dose portion of the study indicated:

•

R7128 demonstrated potent, dose-dependent antiviral activity in four patient cohorts (8 active, 2 placebo per cohort) receiving 750 mg or 1,500 mg administered either QD or BID for 14 days as monotherapy. Both the greatest mean decrease and maximum decrease in HCV RNA from baseline were demonstrated in the patient cohort that received 1,500 mg BID. R7128 demonstrated mean HCV RNA decreases of 0.9 log (87.4% reduction), 1.5 log (96.8% reduction), 2.1 log (99.2% reduction) and 2.7 log (99.8% reduction) in patients receiving 750mg QD, 1,500mg QD, 750mg BID and 1,500 mg BID, respectively. All four dose groups reached nadir values at Day 15. A maximum 4.2 log (99.9% reduction) HCV RNA decrease was demonstrated in a patient following 14 days of monotherapy with 1,500 mg BID of R7128, a value also below the level of detection, which was less than 15 International Units per milliliter (IU/ml).

•	There was no evidence of viral rebound in any dose cohort during the 14 days of dosing. In addition, R7128 was generally safe and well tolerated.

•

There were no serious adverse events, no adverse events requiring dose modification, no dose-related gastrointestinal adverse events and no clinically significant changes in hematologic or other laboratory parameters.

•

Part 3 is a 28-day study of R7128 in combination with Pegasys (pegylated interferon) plus Copegus (ribavirin) in up to 75 treatment-naïve patients chronically infected with HCV genotype 1. The primary objective of this study is to assess the safety, tolerability, and pharmacokinetics of R7128 in the clinically-relevant setting of combination therapy with the current standard of care for chronic HCV infection. The secondary objective of Part 3 is to evaluate the short-term change in HCV RNA. The study will include two to three oral doses of R7128 (500 mg to 1500 mg) that are being administered twice-daily with Pegasys plus Copegus for 28 days. There will be 25 patients in each dose cohort with 20 patients randomized to receive R7128 and five patients randomized to receive placebo, all administered in combination with the standard of care. After completing 28 days of the triple combination regimen and a follow-up period of four weeks of Pegasys plus Copegus, all patients will then receive 40 weeks of open-label standard of care dosing under a separate protocol. We currently anticipate that the preliminary results from this combination study will be available in the first calendar quarter of 2008. We cannot guarantee that the results of this study will corroborate earlier results, and further testing will be required to provide enough evidence regarding safety and efficacy to support an application with the FDA in the future.

On October 12, 2007, we were informed by the FDA that R7128 received fast track designation.

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

DFC is an oral, once-daily deoxycytidine nucleoside analog that we are evaluating for the treatment of HIV. We had been developing DFC in collaboration with Incyte Corporation (“Incyte”) until April 2006 when Incyte terminated our collaborative and license agreements and returned its rights related to DFC to us. We have analyzed the preclinical and clinical data on DFC generated by Incyte. Based on our review of the data provided to us, we believe that identifying a path for further development of DFC is warranted.

Results of all prior clinical trials do not provide enough evidence to support an NDA filing with the FDA and additional trials will be needed. Results of all of our ongoing trials and any future trials we may conduct may not corroborate earlier results.

We have incurred substantial operating losses since our inception because we have devoted substantially all of our resources to our research and development activities and have not generated any revenue from the sale of approved drugs. As of September 30, 2007, we had an accumulated deficit of $57.1 million. We expect our operating losses to increase for at least the next several years as we continue to pursue the clinical development of clevudine, Racivir and our other product candidates, and as we expand our discovery and development pipeline. We expect our compensation expense to increase in the future as well, as we implement our planned increase in the number of our employees.

We have funded our operations primarily through the sale of equity securities, payments received under collaboration agreements, government grants and interest earned on investments. We expect to continue to fund our operations over the next several years through the net proceeds of our IPO completed on May 2, 2007, our existing cash resources, borrowings under our existing Loan Agreement, potential future milestone payments that we expect to receive from Roche if certain conditions are satisfied, interest earned on our investments and additional capital to be raised through public or private equity offerings or debt financings. We will require significant additional financing in the future to fund our operations. Additional financing may not be available on acceptable terms, if at all. As of September 30, 2007, we had approximately $68.7 million of cash and cash equivalents and approximately $1.3 million of short-term investments.

In 2005, we changed our fiscal year end from December 31 to September 30 for financial reporting purposes. The change was effective for the nine-month period ended September 30, 2005. For tax reporting purposes in 2005, we retained a twelve-month year ended December 31, 2005.

Revenues

All of our product candidates are currently in development, and, therefore, we do not expect to generate any direct revenues from drug product sales for at least the next several years, if at all. Our revenues to date have been generated primarily from milestone payments under our collaboration agreements, license fees, research funding and grants. We currently have one collaboration agreement with Roche for the development of PSI-6130, its pro-drugs and related compounds. We entered into our collaboration agreement with Roche in October 2004. Roche subsequently paid us an up-front payment of $8.0 million. Pursuant to the terms of our collaboration agreement with Roche, we received $20.0 million in milestone payments during the year ended September 30, 2007. As of September 30, 2007, we had received an aggregate of $33.0 million in payments under the Roche collaboration agreement, including research funding and related fees as well as up-front and milestone payments.

Under the current terms of the Roche collaboration agreement, if we succeed in obtaining all of the regulatory approvals specified in the agreement for PSI-6130 or a pro-drug of PSI-6130, including R7128, as of September 30, 2007 the maximum future development and commercialization milestone payments payable to us are $115.0 million. Receipt of any additional milestone payments depends on many factors, some of which are beyond our control. We cannot assure you that we will receive any of these future payments. Additional milestone funding may be payable to us if molecules in addition to PSI-6130 or its pro-drugs are developed under the Roche agreement.

We expect our revenues for the next several years to be derived primarily from payments under our current collaboration agreement with Roche and any additional collaborations that we may enter into in the future. In addition to the payments described above, we may receive future royalties on product sales, if any, under our collaboration agreement with Roche.

Research and Development Expenses

Our research and development expenses consist primarily of salaries and related personnel expenses, fees paid to external service providers, up-front and milestone payments under our license agreements, patent-related legal fees, costs of preclinical studies and clinical trials, drug and laboratory supplies and costs for facilities and equipment. We use external service providers to manufacture our product candidates for clinical trials and for the majority of our preclinical and clinical development work. We charge all research and development expenses to operations as they are incurred. Our development activities are primarily focused on the development of clevudine, Racivir and R7128. We are responsible for all costs incurred in the future in the clinical development of clevudine for registration in the Americas, Europe and certain other territories, where we have the rights to develop and commercialize clevudine, which we in-licensed from Bukwang. We are responsible for all costs incurred in the clinical development of Racivir, as well as the research costs associated with our other internal research programs. Under our collaboration with Roche, Roche will fund the clinical development and commercialization of PSI-6130 and its pro-drugs, including R7128. Under this collaboration, Roche reimbursed us for all of the external expenses associated with, and we were responsible for, certain preclinical work, the IND filing, and the proof-of-concept clinical trial. Going forward, Roche will fund all of the expenses of, and be responsible for, other preclinical studies and future clinical development. We will continue to develop and retain worldwide rights to ongoing and future HCV programs unrelated to the PSI-6130 series of nucleoside polymerase inhibitors licensed to Roche. Incyte had been funding the clinical development and commercialization of DFC, but since its return to us by Incyte in April 2006, we are responsible for any additional expenses.

We are currently focused on advancing the clinical development of clevudine, Racivir and R7128 (in collaboration with Roche). We anticipate that we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis. These determinations will be made in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment as to the product candidate’s commercial potential. Clevudine is in Phase 3 registration clinical trials which commenced dosing during the third calendar quarter of 2007. We currently estimate it will cost approximately $78.0 million, excluding internal personnel costs associated with conducting these two registration trials, to progress clevudine’s clinical program to the filing of an NDA with the FDA. We do not believe, however, that it is possible at this time to accurately project total program-specific expenses through commercialization for clevudine or any of our other product candidates, as there are numerous factors associated with the successful commercialization of any of our drug candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Product candidates that may appear promising at early stages of development may not reach the market for a number of reasons. Product candidates may be found ineffective or may cause harmful side effects during clinical trials, may take longer to progress through clinical trials than anticipated, may fail to receive necessary regulatory approvals and may prove impracticable to manufacture in commercial quantities at reasonable cost and with acceptable quality. The lengthy process of seeking FDA approvals requires the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining regulatory approvals could materially adversely affect our product development efforts. Because of these risks and uncertainties, we cannot predict when or whether we will successfully complete the development of our product candidates, or the ultimate product development cost or whether we will obtain any approval required by the FDA on a timely basis, if at all.

As we obtain results from clinical trials, we may elect to discontinue or delay preliminary studies or clinical trials for a product candidate or development program in order to focus our resources on more promising product candidates or programs. We expect our research and development expenses to increase substantially as we continue the clinical development of clevudine and Racivir and as we continue our research and development activities. The maximum aggregate future milestone payments related to clevudine that we will have to pay to Bukwang if we succeed in obtaining all of the regulatory approvals and reach all marketing milestones specified in our agreement with Bukwang are $23.0 million. Additionally, we may pay up to an aggregate of $3.9 million in future milestone payments related to development and regulatory events under our license agreement for dioxolane thymine (“DOT”) with RFS Pharma LLC.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for employees in executive and operational functions, including accounting, finance, legal, business development, investor relations, information technology and human resources. Other significant general and administration costs include facilities costs and professional fees for outside accounting and legal services, travel, insurance premiums and depreciation. We expect general and administrative costs to increase significantly in connection with our planned growth. We anticipate increases in expenses associated with being a public company, such as compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Results of Operations

Year Ended September 30, 2007 Compared with Year Ended September 30, 2006

Revenues. Revenues increased to $22.0 million in 2007 from $5.4 million in 2006. This $16.6 million increase in revenues was due primarily to our receipt of milestone payments from Roche totaling $20.0 million during 2007. In 2006, $3.2 million of the $5.4 million of revenues was related to our license agreement with Incyte ($2.8 million of which represented accelerated recognition of deferred revenue caused by Incyte’s termination of this license agreement in April 2006).

The following is a reconciliation between cash payments received under contract revenue agreements and contract revenues reported:

	Year Ended September 30,
	2007	2006
	(in thousands)
Cash received/receivable	$20,425	$2,548
Deferred	(375)	(2,500)
Amortization	1,959	5,377

Revenues	$22,009	$5,425

Research and Development Expenses. Research and development expenses were $20.3 million in 2007 and $10.5 million in 2006. This net increase of $9.8 million consists primarily of a $6.8 million increase in Phase 3 registration clinical trial expenses for clevudine, a $1.7 million increase in new drug discovery expenses and related laboratory operating expenses, $0.5 million in depreciation expense, and $0.8 million of non-cash stock compensation expenses (primarily resulting from the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”) on October 1, 2006). We expect our research and development expenses in 2008 to be greater than in 2007 due to increased investments in our Phase 3 registration clinical trials for clevudine, and in our new drug discovery programs.

General and Administrative Expenses. General and administrative expenses were $9.2 million in 2007 and $7.9 million in 2006. The increase of $1.3 million was due to an increase in non-cash stock compensation expenses of $1.0 million (resulting from the adoption of SFAS 123R on October 1, 2006), increased compensation expenses of $0.2 million resulting from an increase in headcount, an increase in insurance expense of $0.4 million, and increases in travel and other general and administrative expenses of $0.5 million. These increases were partially offset by decreases in legal and audit fees of $0.6 million and relocation expenses of $0.2 million during 2007, compared to 2006.

Investment Income. Investment income was $2.5 million in 2007 and $1.7 million in 2006. The increase was due to higher average invested cash balances during 2007, compared to 2006, as a result of our investment of the net proceeds of our IPO, which closed on May 2, 2007.

Income Taxes. As of September 30, 2007, we had United States federal net operating loss carryforwards of approximately $25.1 million available to offset future taxable income, if any. As of September 30, 2007 we also had research and development tax credits of approximately $0.1 million available to offset future tax liabilities. As of September 30, 2007, we had a net deferred tax asset of $17.0 million, before consideration of a valuation allowance. We established a full valuation allowance on our net deferred tax asset as it is more likely than not that such tax benefits will not be realized. The loss carryovers and the research and development tax credits expire over a period of 2020 to 2028.

Preferred Stock Accretion. Preferred stock accretion was $1.8 million during 2007 and $1.1 million in 2006. The accretion recorded during 2007 includes $1.0 million of accretion to bring the carrying amounts of the redeemable convertible preferred stock to their redemption values as of May 2, 2007, the date we completed our IPO and converted all of our then outstanding redeemable convertible preferred stock into our common stock.

Year Ended September 30, 2006 Compared with Nine Months Ended September 30, 2005

On August 10, 2005, we changed our fiscal year-end from December 31 to September 30 for financial reporting purposes. The change was effective for the nine-month period ended September 30, 2005. For tax reporting purposes in 2005, however, we retained a twelve-month year ended December 31, 2005. The discussion below compares the twelve months ended September 30, 2006 to the nine months ended September 30, 2005.

Revenues. Revenues were $5.4 million in 2006 compared to $3.7 million in 2005. The increase in revenues in 2006 as compared to 2005 was due to the recognition of the entire remaining balance of $2.8 million of deferred revenue related to the Incyte collaboration, which was terminated in April 2006.

The following is a reconciliation between cash payments received under contract revenue agreements and contract revenues reported:

	Year Ended September 30, 2006	Nine Months Ended September 30, 2005
	(in thousands)
Cash received/receivable	$2,548	$3,627
Deferred	(2,500)	(2,125)
Amortization	5,377	2,217

Revenues	$5,425	$3,719

Research and Development Expenses. Research and development expenses were $10.5 million in 2006 and $10.5 million in 2005. Research and development expenses in the 12 months of 2006 were approximately the same as in the nine months of 2005 due primarily to increases in research and development expenses in 2006 that approximately matched the amount of the $6.0 million up-front payment that we made to Bukwang in 2005 for the in-license of clevudine. These increases included approximately $1.2 million of overall research and development expense attributable to the additional three months of expenses in 2006 compared to 2005, the purchase of $1.5 million of clevudine to supply the planned Phase 3 clinical trials, $0.5 million of increased development expense for clevudine, $0.9 million related to the initiation of research activities in our new laboratory facilities in Princeton, including additional supplies, compensation for additional employees, and increased depreciation, $0.7 million of increased patent expenses, and $1.2 million of discovery research outsourced to third parties.

General and Administrative Expenses. General and administrative expenses were $7.9 million in 2006 and $8.1 million in 2005. The decrease in general and administrative expenses in 2006 as compared to 2005 was primarily attributable to the existence of approximately $2.9 million of expense in 2005 related to abandoning our facility in Atlanta, Georgia, including the lease termination payment, the write-off of leasehold improvements and relocation expense. These expenses did not recur in 2006. This decrease was largely offset by increases in overall general and administrative expenses in 2006, including approximately $1.8 million attributable to the additional three months of expenses in 2006 compared to 2005, increased occupancy expenses of $0.5 million and increased compensation of $0.4 million.

Investment Income. Investment income was $1.7 million in 2006 and $1.1 million in 2005. The increase in investment income in 2006 as compared to 2005 was attributable primarily to higher average rates of return earned over an additional three months in 2006 compared to 2005, which more than offset the lower average cash balances during 2006 compared to 2005.

Income Taxes. As of September 30, 2006, we had United States federal net operating loss carryforwards of approximately $18.9 million available to offset future taxable income, if any. As of September 30, 2006 we also had research and development tax credits of approximately $0.1 million available to offset future tax liabilities. As of September 30, 2006 we had total net deferred tax asset of $15.3 million, before consideration of a valuation allowance. We established a full valuation allowance on our net deferred tax asset as it was more likely than not that such tax benefits will not be realized. The loss carryovers and the research and development tax credits expire over a period of 2019 to 2026.

Preferred Stock Accretion. Preferred stock accretion was approximately $1.1 million in 2006 and $2.3 million in 2005. The decrease in 2006 was attributable to the conversion of preferred stock into common stock in June 2005.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through our IPO, which was completed on May 2, 2007, private placements of our equity securities, payments received under our collaboration agreements, and government grants. Since our inception, we have raised approximately $102.9 million in net proceeds from sales of our equity securities, including $40.7 million from our IPO after deducting offering costs paid during fiscal 2007 and $39.1 million after deducting additional offering costs paid in fiscal 2006. At September 30, 2007, we held approximately $68.7 million in cash and cash equivalents and approximately $1.3 million of short-term investments. We have invested a substantial portion of our available cash funds in investment securities consisting of investment grade, marketable debt instruments of corporations, government agencies and financial institutions.

Net cash provided by (used in) operating activities was $0.9 million, ($14.6) million, and ($10.5) million during the years ended September 30, 2007 and 2006, and the nine months ended September 30, 2005, respectively. The $15.5 million reduction in net cash used in operating activities during 2007, as compared to 2006, was due primarily to increased revenues of $16.6 million resulting from the receipt of $20.0 million of milestone payments from Roche during 2007. The increase in cash used in operations during 2006, as compared to 2005, was due primarily to the change of accrued expenses from a source of $2.6 million of cash in 2005 to a use of $1.7 million of cash in 2006, for a total swing of $4.3 million; and the reduction in cash payments received from collaborators of $1.1 million in 2006 compared to 2005.

Net cash (used in) provided by investing activities was ($0.4) million, $8.5 million, and $42.7 million during the years ended September 30, 2007 and 2006, and the nine months ended September 30, 2005, respectively. The net cash provided by investing activities in 2006 included proceeds from the sale of investments of $10.8 million. Such investments were sold to fund our operations. No such investments were sold during 2007, as milestone payments received from Roche were used to fund operations. The net cash provided by investing activities in 2006 of $8.5 million also included purchases of equipment and leasehold improvements of $2.3 million for our lab and office space in Princeton, New Jersey. The decrease in cash provided by investing activities in 2006 as compared to 2005 was due primarily to the shift in our portfolio from investments to cash equivalents, so that our use of cash in operating activities in 2006 was partly funded by selling investments and partly funded by drawing down cash balances. In contrast, in 2005 operations were funded almost entirely by selling investments. In addition, net cash provided by investing activities was reduced in 2006 by $2.3 million invested in the purchase of property plant and equipment, compared to $0.8 million in 2005.

Net cash provided by (used in) financing activities was $42.1 million, ($1.1) million, and $1.0 million during the years ended September 30, 2007 and 2006, and the nine months ended September 30, 2005, respectively. The net cash provided by financing activities during 2007 includes net proceeds from our IPO of $40.7 million after deducting offering costs paid during fiscal 2007, along with proceeds from the exercise of stock options of $1.6 million. Net cash used in financing activities in 2006 resulted from offering costs paid of $1.5 million that were partially offset by proceeds from the exercise of stock options of $0.3 million. Net cash provided by financing activities in 2005 consisted of $0.7 million from the exercise of stock options and $0.3 million from the sale of stock to an employee.

On September 30, 2007, we entered into the Loan Agreement with a lender that allows us to borrow up to $30.0 million in $10.0 million increments as follows:

•

The first $10.0 million (“Loan A”) is subject to ordinary and customary closing procedures as noted in the Loan Agreement, including the execution of a promissory note, all of which were completed subsequent to September 30, 2007, resulting in the funding of Loan A on October 5, 2007 in the amount of $10.0 million.

•	The second $10.0 million (“Loan B”) is subject to ordinary and customary closing procedures, including the execution of a promissory note, and has a commitment termination date of March 31, 2008.

•

The third $10.0 million (“Loan C”) is subject to ordinary and customary closing procedures, including the execution of a promissory note, and is also subject to the achievement of certain product development milestones, and has a commitment termination date of November 30, 2008.

The interest rate on each loan is equal to 12% plus the amount, if any, by which the one month LIBOR rate five days before the funding date for such loan exceeds 5.32% (12% for Loan A as determined on October 5, 2007). The loans will be repaid over a 45-month period with the first 15 monthly payments representing interest only followed by 30 equal monthly payments of principal and interest. Prepayment of the loan is subject to penalty and substantially all of our tangible and intangible assets (except for intellectual property) are collateral for the Loan Agreement.

Under the Loan Agreement, we agreed that in the event our market capitalization is below $90.0 million for 15 consecutive days in which the principal market for our common stock is open for trading to the public, we will be required to repay 50% of the then outstanding principal balance of the loans. We further agreed that in the event our market capitalization is below $40.0 million for 15 consecutive days in which the principal market for our common stock is open for trading to the public, we will be required to repay all of the then outstanding principal balance of the loans. In addition, all of our assets other than our intellectual property secure the loans. The lender could obtain rights to the secured assets in the event we default on our obligations under the Loan Agreement.

The Loan Agreement also contains covenants that, among other things, require us to obtain consent from the lender prior to paying dividends, making certain investments, changing the nature of our business, assuming or guaranteeing the indebtedness of another entity or individual, selling or otherwise disposing of a substantial portion of our assets, or merging or consolidating with another entity.

Developing drugs, conducting clinical trials and commercializing products is expensive and we will need to raise substantial additional funds to achieve our strategic objectives. Although we believe our existing cash resources, together with borrowings available under the Loan Agreement and anticipated payments under our existing collaboration agreements, will be sufficient to fund our projected cash requirements for the next 18 months, we will require significant additional financing in the future to complete our clinical trials for clevudine and fund our other operations. Additional financing may not be available on acceptable terms, if at all. Our future capital requirements will depend on many factors, including:

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

Contractual Obligations and Commitments

In May 2005, we entered into an operating lease for office and laboratory space through May 22, 2010, in Princeton, New Jersey. In April 2007, we entered into a lease for office space in Durham, North Carolina. In January 2007, we entered into a capital lease for lab equipment through December 2008.

As of September 30, 2007, future payments under capital leases and minimum future payments under non-cancellable operating leases are as follows:

		Payments Due By Period
	Total	Less than 1 year	1-3 Years	4-5 Years	After 5 Years
Long-term debt obligations
Debt maturities	$—	$—	$—	$—	$—
Contractual interest	—	—	—	—	—
Capital lease obligations
Debt maturities	201,081	159,440	41,641	—	—
Contractual interest	9,576	9,086	490	—	—
Operating leases	2,308,611	905,471	1,403,140	—	—
Purchase obligations	—	—	—	—	—

Total contractual obligations	$2,519,268	$1,073,997	$1,445,271	$—	$—

The above contractual obligations table does not include amounts for milestone payments related to development, regulatory or commercialization events to licensors or collaboration partners, as the payments are contingent on the achievement of these milestones, which we have not achieved. DOT, which we licensed from RFS Pharma, is in the early stage of research and therefore it is not possible to predict when we would need to make a milestone payment. We may pay up to an aggregate of $4.5 million in milestone payments and certain cost reimbursements if we reach milestones related to development and regulatory events under our license agreement with RFS Pharma LLC. We also agreed to pay Emory University up to an aggregate of $1.0 million in future marketing milestone payments under our license agreement for DFC. Under our collaboration and license agreement with Bukwang, in the future we may pay up to an aggregate of $23.0 million in milestone payments related to development, regulatory and commercialization events. Under our license agreement with Emory University for Racivir, we agreed to pay Emory University up to an aggregate of $1.0 million in future marketing milestone payments.

Off-Balance Sheet Transactions

To date, we have not had any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosures. We review our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ substantially from these estimates under different assumptions or conditions. Our significant accounting policies are described in more detail in Note 2 of the Notes to Financial Statements included elsewhere in this Annual Report on Form 10-K; however, we believe that the following accounting policies are critical to the judgments and estimates used in the preparation of our financial statements.

Revenue Recognition—We recognize revenues in accordance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (“SAB No. 104”). SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed or determinable; and

collectibility is reasonably assured. For arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets, we recognize revenue in accordance with the guidance of Emerging Issues Task Force (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables.

Our revenues are primarily related to our collaboration agreements, and these agreements provide for various types of payments to us, including non-refundable upfront license fees, research and development payments, and milestone payments.

Where we have continuing performance obligations under the terms of a collaborative arrangement, non-refundable upfront license payments received upon contract signing are recorded as deferred revenue and recognized as revenue as the related activities are performed. The period over which these activities are to be performed is based upon our estimate of the development period. Changes in our estimate could change the period over which revenue is recognized. Payments for research funding are recognized as revenues as the related research activities are performed.

We recognize revenue from milestone payments when earned, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement and (ii) we do not have ongoing performance obligations. Milestone payments are considered substantive if all of the following conditions are met: the milestone payment is non-refundable; achievement of the milestone was not reasonably assured at the inception of the arrangement; substantive effort is involved to achieve the milestone; and the amount of the milestone appears reasonable in relation to the effort expended, the other milestones in the arrangement and the related risk associated with the achievement of the milestone. Any amounts received under the agreements in advance of performance, if deemed substantive, are recorded as deferred revenue and recognized as revenue as we complete our performance obligations.

Where we have no continuing involvement under a collaborative arrangement, we record nonrefundable license fee revenues when we have the contractual right to receive the payment, in accordance with the terms of the license agreement, and records milestones upon appropriate notification to us of achievement of the milestones by the collaborative partner.

Deferred revenues associated with a non-refundable payment received under a collaborative agreement that is terminated prior to its completion result in an immediate recognition of the deferred revenues.

Accrued Expenses

We are required to estimate accrued expenses as part of our process of preparing financial statements. This process involves estimating the level of service performed on our behalf and the associated cost incurred in instances where we have not been invoiced or otherwise notified of actual costs. Examples of areas in which subjective judgments may be required include costs associated with services provided by contract organizations for preclinical development, clinical trials and manufacturing of clinical materials. We account for expenses associated with these external services by determining the total cost of a given study based on the terms of the related contract. We accrue for costs incurred as the services are being provided by monitoring the status of the trials and the invoices received from our external service providers. In the case of clinical trials, the estimated cost normally relates to the projected costs of treating the patients in our trials, which we recognize over the estimated term of the trial according to the number of patients enrolled in the trial on an ongoing basis, beginning with patient enrollment. As actual costs become known to us, we adjust our accruals. To date, the number of clinical trials and related research service agreements has been relatively limited and our estimates have not differed significantly from the actual costs incurred. We expect, however, as clinical trials for clevudine, Racivir and R7128 advance, that our estimated accruals for clinical and research services will be more material to our operations in future periods.

Stock-based Compensation

We account for stock-based compensation arrangements in accordance with the provisions of SFAS 123R. SFAS 123R requires companies to recognize stock compensation expense for awards of equity instruments based on grant-date fair value of those awards (with limited exceptions). We adopted SFAS 123R using the modified prospective method, which results in recognition of compensation expense for all share-based awards granted or modified after October 1, 2006 as well as all unvested awards outstanding at the date of adoption. The cost is recognized as compensation expense over the life of the instruments, based upon the grant-date fair value of the equity or liability instruments issued. Prior to October 1, 2006, we accounted for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations and had adopted the pro forma disclosure option for stock-based employee compensation under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Stock options granted to consultants are periodically valued as they vest in accordance with EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” using a Black-Scholes option pricing model. The fair value of our employee and director options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions.

	Years Ended September 30,		Nine Months Ended September 30, 2005
	2007	2006
Risk free interest rate	4.55%	4.78%	3.98%
Expected dividend yield	0.0%	0.0%	0.0%
Expected lives (years)	5.94	5.00	5.00
Expected volatility	54.33%	53.10%	59.20%
Weighted-average fair value of options granted	$2.79	$1.98	$3.17

Recently Issued Accounting Standards

On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact this standard would have on our financial statements.

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

In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and, accordingly, was adopted by us on October 1, 2006.

In September 2006, the SEC issued SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). The SEC staff has provided guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. The SEC staff indicated that “registrants must quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements.” If correcting a misstatement in the current year would materially misstate the current year’s income statement, the SEC staff indicated that the prior year financial statements should be adjusted. These adjustments to prior year financial statements are necessary even though such adjustments were appropriately viewed as immaterial in the prior year. If a company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in the beginning balances of the affected assets and liabilities with a corresponding adjustment to the opening balance in retained earnings. We began applying SAB 108 as of January 1, 2007. Such application had no impact on our fiscal 2007 financial statements.

In June 2007, the EITF reached a consensus on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities. Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2007, and earlier application is not permitted. This consensus is to be applied prospectively for new contracts entered into on or after the effective date. We are evaluating the potential impact of this consensus and do not expect it to have a material effect on our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We invest our excess cash in high quality, interest-bearing securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality marketable debt instruments of corporations, government agencies and financial institutions with maturities of less than two years. If a 10% change in interest rates were to have occurred on September 30, 2007, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

Foreign Currency Exchange Rate Risk

We have entered into some agreements denominated, wholly or partly, in foreign currencies, and, in the future, we may enter into additional, agreements denominated in foreign currencies. If the values of these currencies increase against the United States dollar, our costs would increase. To date, we have not entered into any contracts to reduce the risk of fluctuations in currency exchange rates. In the future, depending upon the amounts payable under any such agreements, we may enter into forward foreign exchange contracts to reduce the risk of unpredictable changes in these costs. However, due to the variability of timing and amount of payments under any such agreements, foreign exchange contracts may not mitigate the potential adverse impact on our financial results.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is included in our Financial Statements and Supplementary Data listed in Item 15 of Part IV of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of September 30, 2007. Based on that evaluation, our principal executive officer and principal financial officer concluded that these controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified in SEC rules and forms. There were no changes in these controls or procedures identified in connection with the evaluation of such controls or procedures that occurred during our last fiscal quarter, or in other factors that have materially affected, or are reasonably likely to materially affect, these controls or procedures.

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. These disclosure controls and procedures include, among other things, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

No change in our internal control over financial reporting occurred during the three months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding executive officers and directors required by this Item 10 will be included in the definitive Proxy Statement for our 2008 Annual Meeting, or 2008 Proxy Statement, under “Election of Directors”, “Executive Officers of the Company” and “Corporate Governance” and is incorporated herein by reference. Other information required by this Item 10 will be included in the 2008 Proxy Statement under “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the information contained under the sections captioned “Information About Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” of the 2008 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the information contained under the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Our Equity Incentive Plans” of the 2008 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the information contained under the sections captioned “Corporate Governance—Certain Relationships and Related Transactions” and “Corporate Governance—Board Determination of Independence” of the 2008 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the information contained under the sections captioned “Fees of Independent Registered Public Accounting Firm” and “Pre-Approval Policies and Procedures” of the 2008 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

The following documents are included on pages F-2 through F-34 attached hereto and are filed as part of this Annual Report on Form 10-K.

(a) (2) Financial Statement Schedules

Financial Statement Schedules have been omitted because they are either not applicable or the required information is included in the financial statements or notes thereto.

(a) (3) List of Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K. We are incorporating by reference to our previous SEC filings each exhibit that contains a footnote. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Exhibit Number	Description
3.1	Third Amended and Restated Certificate of Incorporation of the Registrant

3.2	Second Amended and Restated Bylaws of the Registrant

4.1**#	Pharmasset, Ltd. 1998 Stock Plan, as amended (Exhibit 4.4) (3)

4.2**#	2007 Equity Incentive Plan (Exhibit 4.12) (3)

4.3#	Form of agreement for awards under the 2007 Equity Incentive Plan

10.1**†	Collaboration Agreement, dated October 29, 2004, between F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc. and the Registrant (Exhibit 10.1) (4)

10.2**†	License Agreement, dated June 23, 2005, between Bukwang Pharm. Co., Ltd. and the Registrant (Exhibit 10.2) (4)

10.3**	Memorandum of Understanding, dated June 23, 2005, between The University of Georgia Research Foundation, Inc., Yale University and the Registrant (Exhibit 10.3) (1)

10.4**†	Exclusive Patent and Know How License Agreement, dated April 24, 2003, by and between Primagen Holding B.V. and the Registrant (Exhibit 10.4) (4)

Exhibit Number	Description
10.5**†	Non-Exclusive Sublicense Agreement, dated August 26, 2005, between Apath, L.L.C. and the Registrant (Exhibit 10.5) (4)

10.6**†	License Agreement, dated March 1, 1999, among Pharmasset, Ltd., Dr. Raymond F. Schinazi, Dr. Mahmoud H. el Kouni and Dr. Fardos N. M. Naguib (Exhibit 10.6) (1)

10.7**†	License and Consulting Agreement, dated March 1, 1999, among Pharmasset, Ltd., Dr. Raymond F. Schinazi and Dr. Craig L. Hill (Exhibit 10.7) (1)

10.8**†	License Agreement, dated December 30, 1998, between Emory University and Pharmasset, Ltd. (Exhibit 10.8) (1)

10.9**†	License Agreement, dated December 8, 1998, between Emory University and Pharmasset, Ltd. (Exhibit 10.9) (1)

10.10**†	License Agreement, dated February 10, 2006, between RFS Pharma LLC and the Registrant (Exhibit 10.10) (4)

10.11**	First Amendment to License Agreement, dated February 13, 2006, by and between RFS Pharma LLC and the Registrant (Exhibit 10.11) (1)

10.12**†	Second Amendment to License Agreement, dated as of August 29, 2003, between Emory University and Pharmasset, Ltd. (Exhibit 10.12) (1)

10.13**	Termination and Reinstatement Agreement, dated as of June 9, 1999, between Emory University and Pharmasset, Ltd. (Exhibit 10.13) (1)

10.14**	Supplemental Agreement to the License Agreement, dated as of March 26, 2004, between Emory University and Pharmasset, Ltd. (Exhibit 10.14) (1)

10.15**#	Employment Agreement, dated as of June 15, 2004, between the Registrant and Peter Schaefer Price (Exhibit 10.15) (1)

10.16**	Lease, dated as of May 18, 2005, between 300 CRA LLC and the Registrant (Exhibit 10.18) (1)

10.17**	Mutual Termination of Lease Agreement, dated as of February 7, 2006, between C.S. Family, LLC and the Registrant (Exhibit 10.19) (1)

10.18**	Settlement Agreement and Mutual General Release, dated as of February 14, 2006, among the Registrant, Raymond F. Schinazi and the other signatories thereto (Exhibit 10.20) (1)

10.19**#	Form of Indemnity Agreement for Directors and Officers (Exhibit 10.21) (3)

10.20**#	Consulting Agreement, dated June 28, 2005, between Michael K. Inouye and the Registrant (Exhibit 10.22) (1)

10.21**#	Form of Change of Control Severance Agreement (Exhibit 10.23) (2)

10.22**#	Severance Agreement, dated as of January 5, 2007, between the Registrant and Abel De La Rosa, Ph.D. (Exhibit 10.24) (2)

10.23††	Venture Loan and Security Agreement dated as of September 30, 2007 by and between the Registrant and Horizon Technology Funding Company V LLC

23.1	Consent of Deloitte & Touche LLP

23.2	Consent of Grant Thornton LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit Number	Description
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	Previously filed.
†	Portions of this Exhibit were omitted and filed separately with the Secretary of the SEC pursuant to an order of the SEC granting our application for confidential treatment filed pursuant to Rule 406 under the Securities Act.
††	Portions of the exhibits have been omitted pursuant to a confidential treatment request and this information has been filed separately with the SEC.
#	Management contract or compensatory plan or arrangement.
(1)	Filed as an Exhibit to our Registration Statement on Form S-1 filed with the SEC on May 8, 2006.
(2)	Filed as an Exhibit to our Registration Statement on Form S-1/A filed with the SEC on January 17, 2007.
(3)	Filed as an Exhibit to our Registration Statement on Form S-1/A filed with the SEC on March 2, 2007.
(4)	Filed as an Exhibit to our Registration Statement on Form S-1/A filed with the SEC on April 24, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMASSET, INC.

December 31, 2007	By:	/s/ P. SCHAEFER PRICE
P. Schaefer Price President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Each person, in so signing also makes, constitutes, and appoints Kurt Leutzinger as his true and lawful attorney-in-fact, with full power of substitution, in his name, place, and stead, to execute and cause to be filed with the Securities and Exchange Commission any or all amendments to this report

Name	Title	Date

/s/ P. SCHAEFER PRICE P. Schaefer Price	Director, President and Chief Executive Officer (Principal Executive Officer)	December 31, 2007

/s/ KURT LEUTZINGER Kurt Leutzinger	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 31, 2007

/s/ G. STEVEN BURRILL G. Steven Burrill	Chairman of the Board of Directors	December 31, 2007

/s/ WILLIAM J. CARNEY William J. Carney, Esq.	Director	December 31, 2007

/s/ FREDRIC D. PRICE Fredric D. Price	Director	December 31, 2007

/s/ ELLIOT F. HAHN Elliot F. Hahn, Ph.D.	Director	December 31, 2007

/s/ MICHAEL K. INOUYE Michael K. Inouye	Director	December 31, 2007

/s/ ROBERT F. WILLIAMSON Robert F. Williamson III	Director	December 31, 2007

INDEX TO FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firms	F-2
Financial Statements as of September 30, 2007 and 2006, and for the Years Ended September 30, 2007 and 2006, and for the Nine Months Ended September 30, 2005 (Restated):
Balance Sheets	F-4
Statements of Operations and Comprehensive Net Loss	F-6
Statements of Redeemable Stock and Warrants	F-7
Statements of Stockholders’ Equity (Deficit)	F-8
Statements of Cash Flows	F-9
Notes to Financial Statements	F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Pharmasset, Inc.

We have audited the accompanying balance sheets of Pharmasset, Inc. (the “Company”) as of September 30, 2007 and 2006, and the related statements of operations and comprehensive net loss, redeemable stock and warrants, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended September 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pharmasset, Inc. as of September 30, 2007 and 2006, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, on October 1, 2006 the Company changed its method of accounting for share-based compensation when it adopted SFAS No. 123R, “Share Based Payment”.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania

December 24, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Pharmasset, Inc.:

We have audited the accompanying statements of operations and comprehensive net loss, redeemable stock and warrants, stockholders’ (deficit) equity, and cash flows of Pharmasset, Inc. (the “Company”) for the nine months ended September 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the results of operations and cash flows for the nine months ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 18, the accompanying 2005 financial statements have been restated.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey

May 5, 2006 (January 4, 2007 as to the effect of the restatement, discussed in Note 18, and April 19, 2007 as to the effect of the reverse stock split, discussed in Note 17)

PHARMASSET, INC.

BALANCE SHEETS

	As of September 30,
	2007	2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$68,745,694	$26,182,316
Short-term investments	1,252,113	1,250,013
Amounts due under collaborative agreements	919,110	297,070
Prepaid expenses and other assets	783,311	359,082
Deferred offering costs	—	1,608,826

Total current assets	71,700,228	29,697,307

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
Laboratory, office furniture and equipment	2,462,647	1,877,095
Leasehold improvements	1,836,553	1,836,553

	4,299,200	3,713,648
Less accumulated depreciation and amortization	(1,437,080)	(544,725)

Total equipment and leasehold improvements, net	2,862,120	3,168,923

OTHER ASSETS	1,282,051	131,300

TOTAL	$75,844,399	$32,997,530

See notes to financial statements.

PHARMASSET, INC.

BALANCE SHEETS—(Continued)

	As of September 30,
	2007	2006
LIABILITIES, REDEEMABLE STOCK AND WARRANTS, AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$3,281,600	$710,386
Accrued expenses	5,513,407	2,055,025
Deferred rent	124,462	124,462
Current portion of capital lease obligation	159,440	—
Deferred revenue	1,857,136	1,803,564

Total current liabilities	10,936,045	4,693,437
DEFERRED RENT	204,256	328,718
NON CURRENT PORTION OF CAPITAL LEASE OBLIGATION	41,641	—
DEFERRED REVENUE	5,726,131	7,364,547

Total liabilities	16,908,073	12,386,702

COMMITMENTS
REDEEMABLE STOCK AND WARRANTS:
Series B redeemable convertible preferred stock; $0.001 par value per share; 2,300,000 shares authorized, 367,999 shares issued, outstanding and convertible into 245,333 common shares at September 30, 2006; liquidation value of $625,598 at September 30, 2006	—	624,843

Series C redeemable convertible preferred stock; $0.001 par value per share; 1,357,798 shares authorized, 366,606 shares issued, outstanding and convertible into 250,121 common shares at September 30, 2006; liquidation value of $1,997,997 at September 30, 2006	—	1,996,440

Series D redeemable convertible preferred stock; $0.001 par value per share; 7,843,380 shares authorized, 2,505,686 shares issued, outstanding and convertible into 1,670,457 common shares at September 30, 2006; liquidation value of $12,778,999 at September 30, 2006	—	12,958,455

Series R redeemable convertible preferred stock; $0.001 par value per share; 400,000 shares authorized, issued, outstanding and convertible into 266,667 common shares at September 30, 2006; liquidation value of $4,000,000 at September 30, 2006	—	3,796,941

Series R-1 warrants to purchase 470,588 shares of Series R-1 redeemable convertible preferred stock for $12.75 per share, convertible into 313,725 common shares; exercisable starting October 26, 2004	—	264,000

Redeemable common stock; $0.001 par value; 213,307 shares authorized, issued and outstanding at September 30, 2006	—	1,190,251

Total redeemable stock and warrants	—	20,830,930

STOCKHOLDERS’ EQUITY (DEFICIT):
Series A convertible preferred stock; $0.001 par value per share; 3,200,000 shares authorized, 2,639,722 shares issued, outstanding and convertible into 1,759,814 common shares at September 30, 2006; liquidation value of $3,685,176 at September 30, 2006	—	2,640
Series D-1 warrants to purchase 1,254,960 shares of D-1 convertible preferred stock for $0.10 per share, convertible into 836,640 common shares; exercisable starting August 4, 2006	—	5,411,932
Common stock; $0.001 par value per share; 100,000,000 shares authorized, 21,232,991 shares issued and outstanding at September 30, 2007; 30,000,000 shares authorized, 10,291,386 shares issued and outstanding at September 30, 2006	21,233	10,291
Warrants to purchase 66,390 shares of common stock for $12.05 per share, exercisable starting September 30, 2007	526,720	—
Additional paid-in capital	115,518,201	44,480,015
Accumulated other comprehensive income	4,405	2,305
Accumulated deficit	(57,134,233)	(50,127,285)

Total stockholders’ equity (deficit)	58,936,326	(220,102)

TOTAL	$75,844,399	$32,997,530

See notes to financial statements.

PHARMASSET, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE NET LOSS

	Years Ended September 30,		Nine Months Ended September 30, 2005 (Restated – See Note 18)
	2007	2006
REVENUES	$22,009,458	$5,424,614	$3,719,104

COSTS AND EXPENSES:
Research and development	20,318,910	10,497,703	10,468,026
General and administrative	9,210,623	7,911,545	8,095,897

Total costs and expenses	29,529,533	18,409,248	18,563,923

OPERATING LOSS	(7,520,075)	(12,984,634)	(14,844,819)
INVESTMENT INCOME	2,470,563	1,658,977	1,136,035
INTEREST EXPENSE	(15,136)	—	—

LOSS BEFORE INCOME TAXES	(5,064,648)	(11,325,657)	(13,708,784)
PROVISION FOR INCOME TAXES	—	—	—

NET LOSS	(5,064,648)	(11,325,657)	(13,708,784)
REDEEMABLE PREFERRED STOCK ACCRETION	1,775,684	1,110,973	2,286,799

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(6,840,332)	$(12,436,630)	$(15,995,583)

COMPREHENSIVE NET LOSS:
NET LOSS	$(5,064,648)	$(11,325,657)	$(13,708,784)
UNREALIZED GAIN (LOSS) ON AVAILABLE-FOR-SALE INVESTMENTS	2,100	(56,465)	58,454

COMPREHENSIVE NET LOSS:	$(5,062,548)	$(11,382,122)	$(13,650,330)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE:
BASIC	$(0.46)	$(1.19)	$(2.42)
DILUTED	$(0.46)	$(1.19)	$(2.42)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	14,990,472	10,462,369	6,630,463
DILUTED	14,990,472	10,462,369	6,630,463

See notes to financial statements.

PHARMASSET, INC.

STATEMENTS OF REDEEMABLE STOCK AND WARRANTS

FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006, AND NINE MONTHS ENDED SEPTEMBER 30, 2005

	Series B Redeemable Convertible Preferred Stock		Series C Redeemable Convertible Preferred Stock		Series D Redeemable Convertible Preferred Stock		Series R Redeemable Convertible Preferred Stock		Series R-1 Warrants		Redeemable Common Stock		Total Redeemable Stock And Warrants
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Number	Amount	Shares	Amount
BALANCE—December 31, 2004—Restated	2,300,000	$3,902,368	1,357,798	$7,390,634	7,843,380	$34,946,544	400,000	$3,674,784	470,588	$264,000	213,307	$947,082	$51,125,412
Conversion of preferred stock to common stock	(1,932,001)	(3,284,402)	(991,192)	(5,401,996)	(5,337,694)	(25,249,025)	—	—	—	—	—	—	(33,935,423)
Accretion of redeemable preferred stock to redemption value	—	6,611	—	7,250	—	2,220,884	—	52,054	—	—	—	—	2,286,799
Accretion of redeemable common stock to redemption value	—	—	—	—	—	—	—	—	—	—	—	31,996	31,996

BALANCE—September 30, 2005—Restated	367,999	624,577	366,606	1,995,888	2,505,686	11,918,403	400,000	3,726,838	470,588	264,000	213,307	979,078	19,508,784
Accretion of redeemable preferred stock to redemption value	—	266	—	552	—	1,040,052	—	70,103	—	—	—	—	1,110,973
Accretion of redeemable common stock to redemption value	—	—	—	—	—	—	—	—	—	—	—	211,173	211,173

BALANCE—September 30, 2006	367,999	624,843	366,606	1,996,440	2,505,686	12,958,455	400,000	3,796,941	470,588	264,000	213,307	1,190,251	20,830,930
Accretion of redeemable common stock to redemption value	—	—	—	—	—	—	—	—	—	—	—	729,508	729,508
Expiration of Series R-1 warrants	—	—	—	—	—	—	—	—	(470,588)	(264,000)	—	—	(264,000)
Accretion of redeemable convertible preferred stock to total redemption value	—	756	—	1,562	—	1,570,307	—	203,059	—	—	—	—	1,775,684
Payment of dividends in the form of common stock	—	—	—	—	—	(1,186,871)	—	—	—	—	—	—	(1,186,871)
Return of excess dividend accretion to retained earnings	—	—	—	—	—	(562,892)	—	—	—	—	—	—	(562,892)
Conversion of redeemable convertible preferred stock into common stock	(367,999)	(625,599)	(366,606)	(1,998,002)	(2,505,686)	(12,778,999)	(400,000)	(4,000,000)	—	—	—	—	(19,402,600)
Conversion of redeemable common stock into common stock	—	—	—	—	—	—	—	—	—	—	(213,307)	(1,919,759)	(1,919,759)

BALANCE—September 30, 2007	—	—	—	—	—	—	—	—	—	—	—	—	—

See notes to financial statements.

PHARMASSET, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006, AND THE NINE MONTHS ENDED SEPTEMBER 30, 2005

	Warrants		Series A Convertible Preferred Stock		Series D-1 Warrants		Common Stock		Additional Paid-in Capital	Series A Issuable	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Number	Amount	Shares	Amount
BALANCE—December 31, 2004—Restated	—	$—	3,084,545	$3,085	1,254,960	$5,411,932	3,994,833	$3,995	8,301,077	$300,719	$316	$(21,451,903)	$(7,430,779)
Exercise of stock options	—	—	—	—	—	—	207,571	207	691,255	—	—	—	691,462
Conversion of preferred stock to common stock	—	—	(500,000)	(500)	—	—	5,856,048	5,856	33,930,067	—	—	—	33,935,423
Sale of common stock	—	—	—	—	—	—	100,000	100	299,900	—	—	—	300,000
Stock compensation	—	—	—	—	—	—	—	—	141,157	—	—	—	141,157
Accretion of redeemable preferred stock to redemption value	—	—	—	—	—	—	—	—	—	—	—	(2,286,799)	(2,286,799)
Accretion of redeemable common stock to redemption value	—	—	—	—	—	—	—	—	—	—	—	(31,996)	(31,996)
Unrealized gain on available-for-sale investments	—	—	—	—			—	—	—	—	58,454	—	58,454
Net loss	—	—	—	—		—	—	—	—	—	—	(13,708,784)	(13,708,784)

BALANCE—September 30, 2005—Restated	—	—	2,584,545	2,585	1,254,960	5,411,932	10,158,452	10,158	43,363,456	300,719	58,770	(37,479,482)	11,668,138
Exercise of stock options	—	—	—	—	—	—	132,934	133	338,669	—	—	—	338,802
Stock compensation	—	—	—	—	—	—	—	—	477,226	—	—	—	477,226
Issuance of Series A convertible preferred stock	—	—	55,177	55	—	—	—	—	300,664	(300,719)	—	—	—
Accretion of redeemable preferred stock to redemption value		—		—	—	—	—	—	—	—	—	(1,110,973)	(1,110,973)
Accretion of redeemable common stock to redemption value	—	—	—	—	—	—	—	—	—	—	—	(211,173)	(211,173)
Unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	—	—	(56,465)	—	(56,465)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(11,325,657)	(11,325,657)

BALANCE—September 30, 2006	—	—	2,639,722	2,640	1,254,960	5,411,932	10,291,386	10,291	44,480,015	—	2,305	(50,127,285)	(220,102)
Expiration of Series R-1 warrants	—	—	—	—	—	—	—	—	264,000	—	—	—	264,000
Exercise of stock options	—	—	—	—	—	—	531,420	531	1,500,741	—	—	—	1,501,272
Stock compensation	—	—	—	—	—	—	—	—	2,284,778	—	—	—	2,284,778
Accretion of redeemable preferred stock to redemption value	—	—	—	—	—	—	—	—	—	—	—	(1,775,684)	(1,775,684)
Accretion of redeemable common stock to redemption value	—	—	—	—	—	—	—	—	—	—	—	(729,508)	(729,508)
Payment of dividends in the form of common stock	—	—	—	—	—	—	131,864	132	1,186,644	—	—	—	1,186,776
Conversion of convertible preferred stock into common stock	—	—	(2,639,722)	(2,640)	—	—	4,192,377	4,193	19,400,912	—	—	—	19,402,465
Conversion of Series D-1 warrants into common stock	—	—	—	—	(1,254,960)	(5,411,932)	822,689	823	5,411,047	—	—	—	(62)
Conversion of redeemable common stock into common stock	—	—	—	—	—	—	213,306	213	1,919,541	—	—	—	1,919,754
Return of excess dividend accretion to retained earnings	—	—	—	—	—	—	—	—	—	—	—	562,892	562,892
Net proceeds from initial public offering	—	—	—	—	—	—	5,050,000	5,050	39,070,523	—	—	—	39,075,573
Unrealized loss on available-for-sale investments	—	—	—	—	—	—	—	—	—	—	2,100	—	2,100
Sale of warrants in connection with debt financing	66,390	526,720	—	—	—	—	—	—	—	—	—	—	526,720
Net loss	—	—	—	—	—	—	—	—	—	—	—	(5,064,648)	(5,064,648)

BALANCE—September 30, 2007	66,390	$526,720	—	$—	—	$—	21,233,042	$21,233	115,518,201	$—	$4,405	$(57,134,233)	$58,936,326

See notes to financial statements.

PHARMASSET, INC.

STATEMENTS OF CASH FLOWS

	Years Ended September 30,		Nine Months Ended September 30, 2005 (Restated – See Note 18)
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,064,648)	$(11,325,657)	$(13,708,784)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	403,125	351,016	181,553
Amortization	489,230	311,532	103,846
Non-cash stock compensation	2,284,778	477,226	141,157
Loss on disposal of fixed assets	—	8,227	—
Impairment of abandoned equipment and leasehold improvements	—	—	714,634
Changes in operating assets and liabilities:
Amounts due under collaborative agreements, prepaid expenses and other assets	(1,337,622)	(700,178)	(213,807)
Accounts payable	2,571,119	397,637	43,247
Accrued expenses	3,290,479	(1,709,970)	2,633,673
Deferred offering costs	—	—	(261,863)
Deferred rent	(124,462)	453,180	(79,591)
Deferred revenue	(1,584,844)	(2,876,167)	(92,165)

Net cash provided by (used in) operating activities	927,155	(14,613,154)	(10,538,100)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	—	—	(68,751,153)
Proceeds from maturities or sale of investments	—	10,800,000	112,248,471
Purchase of property, plant, and equipment	(437,010)	(2,332,500)	(816,462)

Net cash (used in) provided by investing activities	(437,010)	8,467,500	42,680,856

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,621,272	338,802	691,461
Proceeds from issuance of common stock in initial public offering, net of issuance costs of $1,584,101 paid during the year	40,684,399	—	—
(Payments)/proceeds related to (purchase)/issuance of common stock	(120,000)	—	300,000
Principal payments on capital lease obligations	(112,438)	—	—
Offering costs paid	—	(1,452,332)	—

Net cash provided by (used in) financing activities	42,073,233	(1,113,530)	991,461

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	42,563,378	(7,259,184)	33,134,217
CASH AND CASH EQUIVALENTS—Beginning of period	26,182,316	33,441,500	307,283

CASH AND CASH EQUIVALENTS—End of period	$68,745,694	$26,182,316	$33,441,500

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$15,136	$—	$—
Income taxes paid	$—	$—	$6,484
Income taxes refunded	$—	$—	$110,233
Noncash transactions:
Deferred compensation—Series A convertible preferred shares issuable	$—	$(300,719)	$—
Accretion of redeemable convertible preferred stock to redemption value	$1,775,684	$1,110,973	$2,286,799
Accretion of redeemable common stock to redemption value	$729,508	$211,173	$31,996
Fixed assets purchased on account	$—	$164,977	$37,000
Unrealized gain (loss) on available-for-sale investments	$2,100	$(56,465)	$58,454
Conversion of redeemable convertible preferred stock, redeemable common stock, and convertible preferred stock into common stock	$21,324,999	$—	$33,935,423
Exercise and conversion of Series D-1 warrants into common stock	$5,411,932	$—	$—
Capital lease obligations incurred	$313,520	$—	$—
Dividends paid on the Series D preferred stock in the form of common stock	$1,186,871	$—	$—
Warrants granted in connection with debt financing	$526,720

See notes to financial statements.

PHARMASSET, INC.

NOTES TO FINANCIAL STATEMENTS

1. BACKGROUND

Basis of Presentation—The Company was incorporated as Pharmasset, Ltd. on May 29, 1998 under the laws of Barbados. The Company redomiciled under the laws of Delaware on June 8, 2004, as Pharmasset, Inc., and Pharmasset, Ltd. was dissolved on June 21, 2004. Pharmasset, Inc., then-existing as a Georgia corporation that was incorporated on June 5, 1998 and was the Company’s only subsidiary, was merged with and into the Delaware corporation on July 23, 2004.

Description of Business—Pharmasset, Inc. (“Pharmasset” or “the Company”) is a clinical-stage pharmaceutical company committed to discovering, developing and commercializing novel drugs to treat viral infections. The Company’s primary focus is on the development of oral therapeutics for the treatment of hepatitis B virus (“HBV”), hepatitis C virus (“HCV”) and human immunodeficiency virus (“HIV”). The Company currently has three product candidates: clevudine, in Phase 3 registration clinical trials for the treatment of HBV; R7128, a pro-drug of PSI-6130, in a Phase 1 clinical trial for the treatment of HCV through a collaboration with F. Hoffmann-LaRoche Ltd. and Hoffmann- La Roche Inc. (collectively, “Roche”); and Racivir, which has completed a Phase 2 clinical trial for the treatment of HIV. Additionally, the Company is continuing to identify the best path forward for development of DFC for the treatment of HIV following the completion of a Phase 2b clinical trial. Our research and development efforts focus on a class of compounds known as nucleoside analogs, which act to inhibit the natural enzymes required for viral replication. The Company is applying its expertise in nucleoside chemistry to the discovery and development of additional antiviral therapeutics. The Company is subject to risks common to companies in the pharmaceutical industry including, but not limited to, product development risks, protection of proprietary intellectual property, compliance with government regulations, dependence on key personnel, the need to obtain additional financing, uncertainty of market acceptance of products, and product liability (See Part I, Item 1A.—Risk Factors for additional information).

Initial Public Offering—On May 2, 2007, the Company completed its initial public offering (“IPO”) of 5,050,000 shares of its common stock (including the underwriters’ exercise of a portion of their over-allotment option) at a public offering price of $9.00 per share. Net cash proceeds from the IPO were $40.7 million after deducting offering costs paid during fiscal 2007 and $39.1 million after deducting additional offering costs paid in fiscal 2006.

In connection with the IPO, the outstanding shares of Series B, Series C, Series D and Series R Redeemable Convertible Preferred Stock, the Series A Convertible Preferred Stock, and the Redeemable Common Stock were converted into 4,405,683 shares of common stock as of May 2, 2007. In addition, holders of the Series D Redeemable convertible preferred stock were entitled to receive quarterly dividends at a rate equal to 7.5% per annum of the purchase price per share. Such dividends accrued from February 4, 2006 through May 2, 2007 and were paid out in the form of 131,864 shares of common stock. The Series D-1 warrants were also exercised in full in connection with the Company’s IPO on a “net exercise” basis, which resulted in the Company issuing 822,689 shares of common stock to the warrant holders (See Note 9).

Reverse Stock Split—On March 1, 2007, the Company’s board of directors approved a 1.0 for 1.5 reverse stock split of the Company’s outstanding common stock which became effective on April 19, 2007. All common share and per common share amounts in the accompanying financial statements and notes to the financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock split.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year-End—Effective January 1, 2005, the Company changed its fiscal year-end from December 31 to September 30.

PHARMASSET, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Use of Estimates—The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents—Cash and cash equivalents represent cash and highly liquid investments purchased within three months of the maturity date and consisted primarily of money market funds.

Investments—The Company invests available cash primarily in bank certificates of deposit and investment-grade commercial paper, corporate notes, and government securities. All investments are classified as available-for-sale and are carried at fair market value with unrealized gains and losses recorded in accumulated other comprehensive (loss) profit. For purposes of determining realized gains and losses, the cost of securities sold is based on specific indentification.

Deferred Offering Costs—The Company defers specific incremental costs directly attributable to planned public stock offerings until such offerings are completed. The deferred offering costs are then applied against the proceeds from the offering.

Deferred Financing Costs—Costs incurred in connection with debt offerings are deferred (and included in prepaid expenses and other current assets and other (long-term) assets on the balance sheet), and amortized as interest expense over the term of the related debt using the effective interest method. The amortization expense is included in interest expense in the statements of operations and comprehensive net loss.

Equipment and Leasehold Improvements—Equipment and leasehold improvements are recorded at cost and are depreciated using the straight-line method over the following estimated useful lives of the assets: computer equipment—three years; laboratory and office equipment—seven years; and leasehold improvements—over the lesser of the estimated life of the asset or the lease term. Expenditures for maintenance and repairs are expensed as incurred. Capital expenditures, which improve and extend the life of the related assets, are capitalized.

Impairment of Long-Lived Assets—The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful lives of long-lived assets may require revision or that the carrying value of these assets may be impaired. To determine whether assets have been impaired, the estimated undiscounted future cash flows for the estimated remaining useful life of the respective assets are compared to the carrying value. To the extent that the undiscounted future cash flows are less than the carrying value, a new fair value of the asset is required to be determined. If such fair value is less than the current carrying value, the asset is written down to its estimated fair value. See Note 13 regarding the write-down of leasehold improvements at the Company’s former Georgia facility as a result of the relocation of the Company’s operations.

Fair Value of Financial Instruments—The carrying amounts of cash and cash equivalents, amounts due under collaborative agreements, accounts payable, and accrued expenses approximate fair value because of their short-term nature. Investments as of September 30, 2007 and 2006 are classified as available-for-sale securities and carried at fair market value.

Concentrations of Credit Risk, Suppliers and Revenues—The Company’s financial instruments that potentially subject it to concentrations of credit risk are cash and cash equivalents, and investments. The Company invests cash that is not currently being used in operations in accordance with its investment policy. The

PHARMASSET, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

policy allows for the purchase of low-risk, investment grade debt securities issued by the United States government and very highly-rated banks and corporations, subject to certain concentration limits. The policy allows for maturities that are not longer than two years for individual securities and an average of one year for the portfolio as a whole.

The Company relies on certain materials used in its development process, some of which are procured from a single source. The failure of a supplier, including a subcontractor, to deliver on schedule could delay or interrupt the development process and thereby adversely affect the Company’s operating results.

During each of the years ended September 30, 2007 and 2006, and the nine months ended September 30, 2005, the Company derived a majority of its revenue from one customer (See Note 6).

Revenue Recognition—The Company recognizes revenues in accordance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (“SAB No. 104”). SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectibility is reasonably assured. For arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets, the Company recognizes revenue in accordance with the guidance of Emerging Issues Task Force (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables.

The Company’s revenues are primarily related to its collaboration agreements, and these agreements provide for various types of payments to the Company, including non-refundable upfront license fees, research and development payments, and milestone payments.

Where the Company has continuing performance obligations under the terms of a collaborative arrangement, non-refundable upfront license payments received upon contract signing are recorded as deferred revenue and recognized as revenue as the related activities are performed. The period over which these activities are to be performed is based upon management’s estimate of the development period. Changes in management’s estimate could change the period over which revenue is recognized. Payments for research funding are recognized as revenues as the related research activities are performed.

The Company recognizes revenue from milestone payments when earned, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement and (ii) the Company does not have ongoing performance obligations. Milestone payments are considered substantive if all of the following conditions are met: the milestone payment is non-refundable; achievement of the milestone was not reasonably assured at the inception of the arrangement; substantive effort is involved to achieve the milestone; and the amount of the milestone appears reasonable in relation to the effort expended, the other milestones in the arrangement and the related risk associated with the achievement of the milestone. Any amounts received under the agreements in advance of performance, if deemed substantive, are recorded as deferred revenue and recognized as revenue as we complete our performance obligations.

Where the Company has no continuing involvement under a collaborative arrangement, the Company records nonrefundable license fee revenues when the Company has the contractual right to receive the payment, in accordance with the terms of the license agreement, and records milestones upon appropriate notification to the Company of achievement of the milestones by the collaborative partner.

Deferred revenues associated with a non-refundable payment received under a collaborative agreement that is terminated prior to its completion result in an immediate recognition of the deferred revenues.

PHARMASSET, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Research and Development Expenses—Research and development expenses consist primarily of salaries and related personnel expenses, fees paid to external service providers, costs of preclinical studies and clinical trials, drug and laboratory supplies, costs for facilities and equipment and the costs of intangibles that are purchased from others for use in research and development activities, such as in-licensed product candidates, that have no alternative future uses. Research and development expenses are included in operating expenses when incurred. Reimbursements received from the Company’s collaborators for third-party research and development expenses incurred by the Company on their behalf are recorded as a contra-expense. Amounts due from collaborators for reimbursement of research and development expenses are recorded on the balance sheets as amounts due under collaborative agreements.

Stock-Based Compensation—On October 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”). This Statement is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes Accounting Principles Board (“APB)”) Opinion No. 25, “Accounting for Stock Issued To Employees” (“APB 25”) and its related implementation guidance. SFAS 123R requires companies to recognize stock compensation expense for awards of equity instruments to employees based on grant-date fair value of those awards (with limited exceptions). The Company adopted SFAS 123R using the modified prospective method, which results in recognition of compensation expense for all share-based awards granted or modified after October 1, 2006 as well as all unvested awards outstanding at the date of adoption. The cost is recognized as compensation expense over the life of the instruments, based upon the grant date fair value of the equity or liability instruments issued. The adoption of SFAS 123R resulted in stock compensation expense and therefore an increase in the loss before income taxes during fiscal 2007 of $1,552,690. Stock options granted to consultants are periodically valued as they vest in accordance with EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” using a Black-Scholes option pricing model. Stock-based compensation expense is included in both research and development expenses and in general and administrative expenses in the statements of operations and comprehensive net loss. Since the Company’s stock was not publicly traded prior to April 27, 2007, the expected volatility was calculated for each date of grant based on the “peer method.” The Company identified companies that trade publicly within the pharmaceutical industry that have similar SIC codes, employee count and revenues. The Company had chosen the weekly high price volatility for these companies for a period of five years. Effective October 1, 2006 the Company has used the weekly high price for these companies for a period of six years to coordinate with the expected term calculated pursuant to Staff Accounting Bulletin (“SAB”) 107 issued by the Securities and Exchange Commission (“SEC”). The volatility of the stock prices of these companies have decreased in the aggregate over the years presented, therefore the expected volatility calculated for the Company has decreased. The assumptions used and weighted-average information for employee and director grants for the years ended September 30, 2007 and 2006, and the nine months ended September 30, 2005 are as follows:

Employee and Director Grants:

	Years Ended September 30,		Nine Months Ended September 30, 2005
	2007	2006
Risk free interest rate	4.55%	4.78%	3.98%
Expected dividend yield	0.0%	0.0%	0.0%
Expected lives (years)	5.94	5.00	5.00
Expected volatility	54.33%	53.10%	59.20%
Weighted-average fair value of options granted	$2.79	$1.98	$3.17

PHARMASSET, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

During the year ended September 30, 2007, the Company granted 563,231 stock options with a weighted average fair value of $2.79 per share, weighted average risk free interest rate of 4.55%, a weighted average expected volatility of the market price of the Company’s common stock of 54.3%, a dividend yield of 0%, a weighted average expected life of 5.94 years, an employee forfeiture rate of 11.03% and a director forfeiture rate of 1.70%. As a result of adopting SFAS 123R on October 1, 2006, the Company recorded non-cash compensation expense of approximately $1,552,690, or $0.10 per share, during the year ended September 30, 2007. As of September 30, 2007, total unrecognized stock-based compensation expense resulting from the adoption of SFAS 123R was approximately $1,977,912, which has a weighted- average period of approximately 1.26 years to be recognized.

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

	Year Ended September 30, 2006	Nine Months Ended September 30, 2005
Net loss attributable to common stockholders as reported	$(12,437)	$(15,996)
Add: stock based compensation expense included in reported net loss	477	141
Deduct: stock-based compensation expense determined under fair value method	(1,484)	(639)

Pro forma net loss	$(13,444)	$(16,494)

Net loss per share as reported:
Basic and diluted	$(1.19)	$(2.42)

Pro forma net loss per share:
Basic and diluted	$(1.29)	$(2.49)

Income Taxes—The Company accounts for income taxes under the asset and liability method. The Company provides deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the Company’s financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates expected to be in effect in the years in which the differences are expected to reverse. A valuation allowance is provided to reduce the deferred tax assets to the amount that is expected to be realized.

Preferred Stock Accretion—Prior to the conversion of all of the Company’s redeemable convertible preferred stock into common stock in May 2007, when the Company completed the IPO, the Company used the interest method to increase the carrying amount of its redeemable convertible preferred stock on each balance sheet date, so that the carrying amount, initially the fair value of the security on the date of issue, would equal the redemption amount at the earliest redemption date. These periodic increases to the carrying amount also used the interest method to include amounts representing dividends not currently declared or paid, but which will be payable under the redemption features had they been still accrued and unpaid at the redemption date (See Note 9).

Comprehensive Net (Loss) Profit—Components of comprehensive net (loss) profit include net (loss) profit and unrealized gains (loss) on available-for-sale securities, net of tax. Comprehensive net (loss) profit is represented in the statements of operations and comprehensive net (loss) profit.

PHARMASSET, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Net (Loss) Profit Per Common Share—Basic net (loss) profit per common share is calculated by dividing net (loss) profit attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net (loss) profit per common share is calculated by dividing net (loss) profit attributable to common stockholders by the weighted average number of common shares and other dilutive securities outstanding during the period. Dilutive potential common shares resulting from the assumed exercise of outstanding stock options and warrants are determined based on the treasury stock method.

	Years Ended September 30,		Nine Months Ended September 30, 2005
	2007	2006
	(In thousands, except per share amounts)
Numerator:
Net loss attributable to common stockholders	$(6,840)	$(12,437)	$(15,996)

Denominator:
Weighted average common shares outstanding used in calculation of basic net loss per share	14,990	10,462	6,630
Effect of dilutive securities:
Common stock options	—	—	—
Preferred Shares	—	—	—
Preferred stock warrants	—	—	—

Weighted average common shares outstanding used in calculation of diluted net loss per share	14,990	10,462	6,630

Net loss attributable to common stockholders per share:
Basic	$(0.46)	$(1.19)	$(2.42)

Diluted	$(0.46)	$(1.19)	$(2.42)

The following table summarizes the securities outstanding at the end of each period with the potential to become common stock that have been excluded from the computation of diluted net loss (profit) attributable to common stockholders per share, as their effect would have been anti-dilutive.

	Years Ended September 30,		Nine Months Ended September 30, 2005
	2007	2006
	(In thousands)
Preferred shares	—	9,991	4,150
Preferred stock warrants	—	1,151	1,151
Common stock warrants	66	—	—
Options to purchase common stock	2,101	2,376	2,117

Total	2,167	13,518	7,418

Segment Reporting—Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions regarding resource allocation and assessing performance. The Company, which uses financial information in determining how to allocate resources and assess performance, has determined that it operates in one segment, which focuses on developing nucleoside analog drugs for the treatment of viral infections.

PHARMASSET, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Recently Issued Accounting Standards—On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact this standard would have on its financial statements.

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

In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28”. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and, accordingly, was adopted by the Company on October 1, 2006.

In September 2006, the SEC issued SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). The SEC staff has provided guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. The SEC staff indicated that “registrants must quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements.” If correcting a misstatement in the current year would materially misstate the current year’s income statement, the SEC staff indicated that the prior year financial statements should be adjusted. These adjustments to prior year financial statements are necessary even though such adjustments were appropriately viewed as immaterial in the prior year. If the Company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2007 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2007 opening balance in retained earnings. Early application of the guidance in SAB 108 is encouraged by the SEC staff in any report for

PHARMASSET, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

an interim period of the fiscal year ending after November 15, 2006. The Company began applying SAB 108 as of January 1, 2007. Such application had no impact on the Company’s fiscal 2007 financial statements.

In June 2007, the Emerging Issues Task Force reached a consensus on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities. Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2007, and earlier application is not permitted. This consensus is to be applied prospectively for new contracts entered into on or after the effective date. The Company is evaluating the potential impact of this consensus and does not expect it to have a material effect on its financial statements.

3. RELATED PARTY TRANSACTIONS

Common Stock Issuances—On March 31, 2005, the Company sold 100,000 shares of common stock at $3.00 per share for an aggregate purchase price of $300,000 to Kurt Leutzinger, its Chief Financial Officer.

Agreements related to Dr. Raymond Schinazi, a founder and former director—Dr. Schinazi is one of the Company’s founders and served as a director of the Company from 1998 until June 2005 and as an executive director of the Company from 1998 until June 2004. As of September 30, 2007, he and his affiliates beneficially owned 13.0% of the Company’s capital stock. In February 2006, the Company entered into several agreements with Dr. Schinazi, which are described below.

Settlement Agreement—The Company settled a disagreement that arose between Dr. Schinazi and the Company related to several issues by entering into a settlement agreement and mutual general release dated as of February 14, 2006, which provides for a mutual general release of claims by him, the Company and certain of its existing stockholders. Pursuant to this settlement agreement, the Company also entered into a license agreement with RFS Pharma LLC for a molecule called dioxolane thymine, or DOT, and a mutual termination of lease agreement with C.S. Family, LLC, which is 50% owned by Dr. Schinazi, each described in more detail below. Dr. Schinazi is the founder and majority stockholder of RFS Pharma LLC and is a named inventor of DOT. Additionally, this settlement agreement provides for certain amendments to the Company’s stockholders’ agreement to, among other things, facilitate the transfer of 1.3 million shares of the Company’s common stock that Dr. Schinazi owns to two affiliated entities, one of which is a trust of which he is the trustee and one of which is a limited partnership, of which he is a manager of its general partner. The settlement agreement also requires the Company to reimburse Dr. Schinazi for up to $100,000 of legal fees incurred by him in connection with the negotiation of the transactions contemplated by this settlement agreement.

License Agreement with RFS Pharma LLC—As of February 10, 2006, the Company entered into a license agreement with RFS Pharma LLC to pursue the research, development and commercialization of an antiviral nucleoside analog product candidate called DOT. Under this agreement, the Company paid to RFS Pharma LLC an upfront payment of $400,000 and the Company may also pay up to an aggregate of $3.9 million in future milestone payments related to development and regulatory events, royalties on future sales, and expense reimbursements in specified circumstances. Additionally, this license agreement provides for specified amounts of DOT drug substance to be purchased by the Company from RFS Pharma LLC for up to $82,000. The Company may terminate the license agreement on a country-by-country basis and/or product-by-product basis or in its entirety at any time upon 30 days advance written notice to RFS Pharma LLC prior to the launch of any licensed product, or upon 180 days advance written notice to RFS Pharma LLC following the launch of any licensed product. Additionally, upon a material breach of this agreement by either party, if the breaching party

PHARMASSET, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

fails to cure the material breach during a 90-day period after notice of the breach has been provided, then the non-breaching party may terminate the agreement on a country-by-country or product-by-product basis with respect to the country(ies) and licensed product(s) to which the breach relates.

Operating Lease and Mutual Termination of Lease Agreement—In 1998, the Company entered into an operating lease for office and laboratory space in Tucker, Georgia through October 31, 2008 with C.S. Family, LLC as the lessor, an entity with which Dr. Schinazi is affiliated. For the twelve months ended December 31, 2005 (unaudited), the Company had paid a total of $237,604 to the lessor under this agreement. The Company completed its relocation from Georgia to New Jersey in late 2005 and no longer maintains any operations in Georgia. Effective February 7, 2006, the Company entered into a Mutual Termination of Lease Agreement with the lessor, pursuant to which the Company paid $1.4 million (in addition to the balance of its security deposit and including repairs to the facilities) as full and final payment for and satisfaction of all amounts and other obligations due under the operating lease.

License Agreements with Emory University—In 1998, the Company entered into various license agreements with Emory University, including for two of the Company’s product candidates, Racivir and DFC, to pursue the research, development and commercialization of various licensed compounds and related technologies. The Company and Emory University will share in the proceeds, if any, received by the Company related to the development, sublicensing and commercialization of the licensed compounds, including milestone payments, fees, and royalties. Dr. Schinazi is an employee of Emory University and a named inventor of Racivir, DFC and certain of the other licensed compounds and related technologies and may receive a percentage of the milestone payments, fees and royalties paid by the Company to Emory University. In connection with several of these license agreements, the Company issued to Emory University 179,973 shares of redeemable common stock. Such amount was expensed to the statements of operations and comprehensive net loss for the year ended December 31, 1998 and the 179,973 shares of redeemable common stock were converted into 179,973 shares of common stock on May 2, 2007 when the Company completed the IPO.

Consulting Agreement—In June 2005, the Company entered into a consulting agreement with Michael K. Inouye, a member of the Board of Directors. During the years ended September 30, 2007 and 2006, and the nine months ended September 30, 2005, the Company paid $0, $9,700 and $5,450, respectively, to Mr. Inouye.

4. INVESTMENTS

The fair value of available-for-sale investments consist of a corporate bond with a maturity of 1.25 years as of September 30, 2007. The following table summarizes the fair value, (gross) unrealized holding gain, and cost basis as of September 30, 2007 and 2006.

	Fair Value	Unrealized Holding Gain	Cost
September 30, 2007
Corporate bonds	$1,252,113	$4,405	$1,247,708

September 30, 2006
Corporate bonds	$1,250,013	$2,305	$1,247,708

PHARMASSET, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

5. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	As of Sept. 30, 2007	As of Sept. 30, 2006
Accrued compensation	$789,838	$429,454
Accrued accounting fees	69,014	290,000
Accrued legal fees	700,605	377,838
Accrued license fees	1,195,000	390,000
Accrued clinical trial expenses	2,309,291	114,348
Other accrued expenses	449,659	453,385

	$5,513,407	$2,055,025

6. CONTRACT REVENUE AGREEMENTS

The following is a reconciliation between cash payments received and receivable under contract revenue agreements and contract revenues reported:

	Year Ended September 30,		Nine Months Ended September 30, 2005
	2007	2006
	(in thousands)
Cash received/receivable	$20,425	$2,548	$3,627
Deferred	(375)	(2,500)	(2,125)
Amortization	1,959	5,377	2,217

Revenues	$22,009	$5,425	$3,719

The Company recorded revenues from the collaboration agreement with Roche comprising 99.8% and 39.3% of total revenues during the fiscal years ended September 30, 2007 and 2006. The Company recorded revenues from the collaboration agreement with Incyte comprising 0.0%, 59.8% and 92.5% of total revenues during the fiscal years ended September 30, 2007 and 2006, and the nine months ended September 30, 2005, respectively. No other customer accounted for 10% or more of the Company’s total revenues in the periods presented herein.

Roche—In October, 2004, the Company entered into a collaboration and license agreement with Roche to develop PSI-6130, PSI-6130 pro-drugs and chemically related nucleoside polymerase inhibitors for all indications, including the treatment of chronic HCV infections. Roche paid the Company an up-front payment of $8.0 million and has agreed to pay future research and development costs. The up-front payment has been recorded as deferred revenue and is being amortized over the estimated development period. Roche has also agreed to make milestone and commercialization payments to the Company for PSI-6130 and its pro-drugs, the lead nucleoside compound of the collaboration, assuming successful development and marketing in Roche’s territories. The portion of the above payments recorded as deferred revenue on the Company’s balance sheets and not yet recognized as revenues as of September 30, 2007 and 2006 was $7.6 million and $9.2 million, respectively.

In addition, the Company will receive royalties paid as a percentage of total annual net product sales, if any, and the Company will be entitled to receive one time performance payments should net sales from the product exceed specified thresholds.

PHARMASSET, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The Company granted Roche worldwide rights, excluding Latin America and Korea, to PSI-6130 and its related compounds. The Company retained certain co-promotion rights in the United States. The Company will be required to pay Roche royalties on net product sales, if any, in the territories the Company has retained. Roche will fund research related to the collaboration. Roche will fund and the Company will be responsible for preclinical work, the IND filing, and the initial clinical trial, while Roche will manage other preclinical studies and clinical development. Roche has reimbursed the Company for $4.2 million, $4.7 million, and $1.2 million during the fiscal years ended September 30, 2007 and 2006, and the nine months ended September 30, 2005, respectively, under this agreement.

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

In conjunction with the agreement, Roche purchased 400,000 shares of the Company’s Series R redeemable convertible preferred stock and received warrants to purchase up to an additional 470,588 shares of Series R-1 redeemable convertible preferred stock for $4.0 million. These shares and warrants were initially recorded at fair value for financial reporting purposes. The 400,000 shares of Series R redeemable convertible preferred stock were converted into 266,666 shares of the Company’s common stock on May 2, 2007 when the Company completed the IPO, and the related warrants expired without exercise on October 26, 2006.

Incyte Corporation—In September 2003, the Company entered into a collaborative and license agreement with Incyte to develop and commercialize DFC for the treatment of HIV. The Company received an upfront payment of $6.25 million as a license fee, partial reimbursement for past development study and patent costs and in-process research and development. The upfront payment and related license and other direct costs had been amortized over the estimated time to Food and Drug Administration (“FDA”) approval of the drug, which coincided with the period over which the Company was to provide advisory services related to the development and regulatory approval of the drug.

On April 3, 2006, Incyte announced its decision to discontinue its development of DFC. Along with its decision, Incyte terminated the collaborative and license agreement it entered into with Pharmasset and returned its rights related to DFC to the Company. Since the upfront payment noted above was non-refundable, the termination of the collaborative and license agreement by Incyte resulted in immediate recognition of the remaining deferred revenue (relating to this upfront payment) as revenues. The Company is analyzing the preclinical and clinical data on DFC generated by Incyte. Based on the Company’s preliminary review of the data provided to it, the Company believes further analysis of the merits of continuing to develop DFC is warranted.

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

7. IN-LICENSE AGREEMENTS

Bukwang Pharmaceutical Company Ltd.—In June 2005, the Company entered into a collaboration and license agreement with Bukwang Pharm. Co., Ltd. (“Bukwang”) to develop and commercialize clevudine. Bukwang granted the Company exclusive rights to develop, manufacture, and market clevudine in North

PHARMASSET, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

America, Europe, Central and South America, the Caribbean, and Israel. Bukwang retained rights to the rest of the world, excluding those Asian territories which were licensed to Eisai Company Ltd. (“Eisai”) in November 2004.

The Company paid Bukwang an up-front payment of $6.0 million, which was included in research and development expenses in the nine months ended September 30, 2005. The Company accrued an additional $1.0 million payment in September 2007 upon the initiation of Phase 3 registration studies of clevudine, and may pay up to $23.0 million in additional milestone payments related to development, regulatory and commercialization events, and future royalties on net sales. The up-front and milestone payments to date have been expensed as incurred as no alternative use exists. The Company has the right to use the clinical data generated by Bukwang or Eisai, as well as all historical data collected by the prior licensee, Triangle Pharmaceuticals (acquired by Gilead Sciences in 2003) or Gilead Sciences. The Company will be responsible for conducting any future clinical trials, regulatory filings, and the commercialization of clevudine in its territories. Bukwang and Eisai are responsible for all ongoing clinical trials, regulatory filings, and the commercialization of clevudine in their respective territories. The Company’s collaboration and license agreement with Bukwang will terminate once there are no longer any royalty obligations. The Company may terminate the agreement by providing six months written notice to Bukwang. In addition, either party may terminate the agreement if the other party commits a material breach of the agreement that is not timely cured. In the event of termination at will by the Company or for the Company’s breach, the Company must license or transfer to Bukwang all regulatory filings, trademarks, patents, preclinical and clinical data related to this agreement. In the event of termination for a breach by Bukwang, Bukwang must license or transfer to the Company all patents, know-how, and manufacturing processes related to this agreement.

On June 23, 2005, the Company, along with the University of Georgia Research Foundation, Inc., (“UGARF”), and Yale University (“Yale”), signed a memorandum of understanding with regard to the patents and technology related to clevudine that had been exclusively licensed to Bukwang, and which the Company currently sublicenses from Bukwang. The memorandum of understanding provides that UGARF and Yale will grant the Company a license to these patents and technology in the event that the primary license with Bukwang is terminated, provided that the reason for such termination does not relate to any breach of the Company’s sublicense by the Company or on the Company’s behalf.

License Agreements with University of Georgia Research Foundation, Inc., Emory University and UAB Research Foundation, Inc.—On December 30, 1998, Emory University (“Emory University”) granted to the Company an exclusive, worldwide license to make, have made, use, import, offer for sale and sell medical products based on a compound now known as DFC, including certain of its analogs and derivatives. In September 2003, the Company sublicensed the rights to DFC in certain territories to Incyte, under a collaboration and license agreement described in Note 6. On February 19, 1999, the Company issued 66,667 shares of its redeemable common stock to Emory University. The fair value was expensed in the statements of operations and comprehensive net loss for the year ended December 30, 1999. In addition, the Company agreed to pay Emory University a certain percentage of milestone payments and royalties that the Company receives from Incyte.

On December 8, 1998, Emory University granted the Company an exclusive, worldwide license pursuant to a license agreement (“Racivir License Agreement”) to make, have made, use, import, offer for sale and sell drug products based on a specified range of mixtures of (–) – FTC and (+) – FTC (“enriched FTC”), which includes the mixture that the Company is developing as Racivir. As part of the consideration for this agreement, the Company issued to Emory University 66,667 shares of redeemable common stock, and agreed to pay Emory University royalties as a percentage of net product sales. The Company subsequently issued to Emory University an additional 13,307 shares of redeemable common stock pursuant to an anti-dilution provision in the agreement. The Company may also pay Emory University up to an aggregate of $1.0 million in future marketing milestone payments. The agreement will expire upon the expiration of all licensed patents.

PHARMASSET, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

In a license agreement relating to emtricitabine that Emory University entered into with Triangle Pharmaceuticals, now Gilead Sciences, Inc., or Gilead, in 1996 (“Emory/Gilead License Agreement”), Emory University previously had granted a right of first refusal to Gilead that is applicable to any license or assignment relating to enriched FTC (which includes Racivir). The terms of this right of first refusal contains an exception permitting Emory University to license or assign its rights in respect of enriched FTC to any of the inventors (which included two of the founders of the Company) or to any corporate entity formed by or on behalf of the inventors for purposes of clinically developing enriched FTC so long as the licensee agrees in writing to be bound by the terms of Gilead’s right of first refusal to the same extent as Emory University. The Company’s license to Racivir was granted to the Company by Emory University pursuant to this exception and therefore the Company is bound by the terms of Gilead’s right of first refusal to the same extent as Emory University.

Under the above license agreements with Emory University regarding DFC and Racivir, the Company is obligated to make minimum royalty payments to Emory University if a new drug registration of a compound resulting from the licensed technology is obtained and the compound is subsequently commercialized. These minimum royalty payments would begin in the second year following a New Drug Application (“NDA”) Registration, and continue until the tenth year. The Company may also make up to $1.0 million in marketing milestone payments under each of the two license agreements to Emory University if any products are commercialized and sold.

In March 2004, the Company entered into a supplemental agreement with Emory University in which it and Emory University agreed that, prior to any commercialization of enriched FTC by the Company, or by any licensee or assignee of the Company’s rights under the Racivir License Agreement, the Company and Emory University would adhere strictly to the terms of the right of first refusal granted to Gilead in the Emory/Gilead License Agreement and offer to Gilead the same terms and conditions under which the Company, its licensee or assignee, propose to commercialize enriched FTC. Therefore, before the Company could enter into a commercialization agreement for Racivir with a third party or commercialize Racivir on its own, it would be required to offer Gilead the opportunity to be its commercialization partner on the same terms in which the Company intends, or its prospective partner intends, to commercialize Racivir. It is uncertain whether a third party would be willing to negotiate the terms of a commercialization agreement with the Company knowing that Gilead can take their place as licensee by accepting the negotiated terms and exercising its right of first refusal.

In 1998 and 2004, the Company entered into various license agreements in addition to those described above with UGARF, Emory University and the University of Alabama at Birmingham Research Foundation, Inc. (collectively, the “Universities”) to pursue the research, development and commercialization of certain human antiviral, anticancer and antibacterial applications and uses of certain specified technologies. Under each of these agreements, the Universities have granted an exclusive right and license under the related patents to the Company. The Company and the Universities will share in any proceeds received by the Company related to internal development or sublicensing of the specified technologies, including milestone payments, fees, and royalties.

In April 2002, the license agreement between UGARF, Emory University, and the Company dated June 16, 1998 was selectively modified to terminate certain technologies and related rights and obligations.

8. VENTURE LOAN AND SECURITY AGREEMENT

On September 30, 2007, the Company entered into a Venture Loan and Security Agreement (“Loan Agreement”) with a lender that allows the Company to borrow up to $30.0 million in $10.0 million increments as follows:

•

The first $10.0 million (“Loan A”) is only subject to ordinary and customary closing procedures as noted in the Loan Agreement, including the execution of a promissory note, all of which were completed subsequent to September 30, 2007, resulting in the funding of Loan A on October 5, 2007 (See Note 17).

PHARMASSET, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

•

The second $10.0 million (“Loan B”) is subject to ordinary and customary closing procedures as noted in the Loan Agreement, including the execution of a promissory note, and has a commitment termination date of March 31, 2008.

•

The third $10.0 million (“Loan C”) is subject to ordinary and customary closing procedures as noted in the Loan Agreement, including the execution of a promissory note, and is also subject to the achievement of certain product development milestones, and has a commitment termination date of November 30, 2008.

The interest rate on each loan is equal to 12% plus the amount, if any, by which the one month LIBOR rate five days before the funding date for such loan exceeds 5.32% (12% for Loan A as determined on October 5, 2007—See Note 17). The loans will be repaid over a 45-month period with the first 15 monthly payments representing interest only followed by 30 equal monthly payments of principal and interest. Prepayment of the loan is subject to penalty and substantially all of the Company’s tangible and intangible assets (except for intellectual property) are collateral for the Loan Agreement.

In conjunction with entering into the Loan Agreement, the Company granted a warrant to the lender to purchase up to 149,377 shares of the Company’s common stock (See Note 9). Since these warrants were granted in conjunction with entering into the Loan Agreement and with the intention of executing a promissory note for Loan A, the fair value of the warrant was recorded as equity and deferred interest as of September 30, 2007. The deferred interest will be amortized over the term of the promissory note using the effective interest method. The warrants are immediately exercisable for 66,390 shares of common stock with the remaining 82,987 shares of common stock becoming exercisable in varying increments upon the achievement of certain milestones related to the Company’s product development and future advances under the Loan Agreement.

9. STOCKHOLDERS’ EQUITY (DEFICIT), REDEEMABLE STOCK CONVERSIONS, AND WARRANTS

Common Stock—As of September 30, 2007, the Company had 100,000,000 shares of common stock authorized with a par value of $0.001 and the Company had reserved 3,680,168 shares of common stock for issuance upon the exercise of outstanding common stock options. Also, 1,578,895 shares of the Company’s common stock were reserved for future grants of stock options (or other similar equity instruments) under the Company’s 1998 Stock Plan and 2007 Equity Incentive Plan as of September 30, 2007. In addition, 66,390 shares of the Company’s common stock were reserved for future exercise of outstanding warrants as of September 30, 2007.

During fiscal 2007, 13,333 shares of common stock were purchased at a fair market value of $9.00 per share. Such shares were immediately retired.

On May 2, 2007, the Company completed an IPO of 5,050,000 shares of its common stock (including the underwriters’ exercise of a portion of their over-allotment option) at a public offering price of $9.00 per share. Net cash proceeds from the initial public offering were $40.7 million after deducting offering costs paid during fiscal 2007 and $39.1 million after deducting additional offering costs paid in fiscal 2006.

PHARMASSET, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Redeemable Stock Conversions—In conjunction with the completion of the IPO on May 2, 2007, and pursuant to the amended and restated by-laws of the Company, all outstanding shares of redeemable convertible preferred stock (Series B, C, D and R—See Note 10) were converted into an aggregate of 2,432,569 shares of common stock as follows:

Preferred Stock Series	Amount of Common Shares
Series B Conversion	245,331
Series C Conversion	250,120
Series D Conversion	1,670,452
Series R Conversion	266,666

2,432,569

In addition, holders of the Series D Redeemable convertible preferred stock (See Note 10) were entitled to receive quarterly dividends at a rate equal to 7.5% per annum of the purchase price per share. Such dividends accrued from February 4, 2006 through May 2, 2007, the closing date of the IPO, and were paid out in the form of 131,864 shares of common stock. Also, all outstanding shares of redeemable common stock and Series A convertible preferred stock were converted into 213,306 and 1,759,808 shares of common stock, respectively on May 2, 2007.

Warrants—During fiscal 2007, warrants (See Note 10) were exercised, expired, and were granted as follows.

The Series D-1 warrants were exercised in full in connection with the IPO on a “net exercise” basis, which resulted in the Company issuing 822,689 shares of common stock to the warrant holders. Warrants to purchase up to 470,588 shares of Series R-1 redeemable convertible preferred stock granted in conjunction with Roche’s purchase of 400,000 shares of the Company’s Series R redeemable convertible preferred stock expired without exercise on October 26, 2006.

On September 30, 2007, in conjunction with entering into the Loan Agreement (See Note 8), the Company granted a warrant (“initial warrant”) to the lender to purchase up to 149,377 shares of the Company’s common stock at a price of $12.05. The initial warrant is immediately exercisable for 66,390 shares of common stock and expires seven years from the date of grant or upon a change of control as defined in the Loan Agreement. The initial warrant was recorded as equity with a carrying value equal to its fair value on the date of grant calculated using the Black-Scholes warrant-pricing methodology. The Company may be required to grant additional warrants to purchase shares of the Company’s common stock to the lender if it elects to enter into promissory notes associated with Loans B and C and it meets certain borrowing conditions (See Note 8). Any additional warrants would have an exercise price of $12.05, would be exercisable on the date of grant, and would expire seven years from the date of grant or upon a change of control.

10. REDEEMABLE STOCK AND WARRANTS

Following are descriptions of the Series A Convertible Preferred Stock, the Series B, C, D and R Redeemable Convertible Preferred Stock, the Series D-1 and R-1 Warrants, and the Redeemable Common Stock. During the fiscal year ended September 30, 2007, the Series A Convertible Preferred Stock, the Series B, C, D and R Redeemable Convertible Preferred Stock, and the Redeemable Common Stock were converted into common stock May 2, 2007, the date the Company completed the IPO, the Series D-1 Warrants were exercised in full, and the Series R-1 Warrants expired without exercise (See Note 9).

PHARMASSET, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Series A Convertible Preferred Stock—The Company authorized 3,200,000 shares of Series A convertible preferred stock (“Series A Preferred Stock”). Series A Preferred Stock was convertible into common stock at the option of each holder, and automatically upon the earlier of the completion of a qualifying underwritten public offering of the Company’s common stock, at an initial conversion ratio of one-to-one, subject to certain anti-dilution adjustments, or upon the vote of the holders of two-thirds of the shares of all preferred stock and the holders of two-thirds of the shares of Series D Redeemable Convertible Preferred Stock (“Series D Preferred Stock”). Holders of shares of Series A Preferred Stock had voting rights equal to the number of shares of common stock into which such shares were convertible. Shares of Series A Preferred Stock were not entitled to dividends unless declared by the board of directors. In the event the Company was liquidated, holders of Series A Preferred Stock were entitled to receive, prior to and in preference to the holders of common stock and redeemable common stock, an amount equal to the amount paid in plus any declared and unpaid dividends.

The Series A Preferred Stock was issued at various times between February 1999 and September 2000 for an aggregate purchase price of approximately $5,630,000.

Series B and C Redeemable Convertible Preferred Stock—The Company authorized 2,300,000 shares of Series B redeemable convertible preferred stock (“Series B Preferred Stock”) and 1,357,798 shares of Series C redeemable convertible preferred stock (“Series C Preferred Stock”). Series B Preferred Stock and Series C Preferred Stock were convertible into common stock at the option of each holder, and automatically upon the completion of a qualifying underwritten public offering of the Company’s common stock, at an initial conversion ratio of one-to-one, subject to certain anti-dilution adjustments, or upon the vote of the holders of two-thirds of the shares of all preferred stock and the holders of two-thirds of the shares of Series D Preferred Stock. The stockholders’ agreement provided that, on or after August 4, 2009, outstanding shares were redeemable at the option of the holders of a majority of the shares of all preferred stock and a majority of the shares of the Series D Preferred Stock. The shares of Series B and C Preferred Stock were redeemable at an amount equal to the amount paid in, plus declared and unpaid dividends thereon. The redemption rights terminated upon a qualifying underwritten public offering of the Company’s common stock.

The holders of shares of Series B and C Preferred Stock had voting rights equal to the number of shares of common stock into which such preferred shares were then convertible. Holders of Series B and C Preferred Stock were entitled to dividends, on an as-if converted basis, if the board of directors declared dividends on the common stock. In the event the Company was liquidated, holders of Series B and C Preferred Stock were entitled to receive, prior to and in preference to the holders of common stock, redeemable common stock and Series A, R, D-1 and R-1 Preferred Stock, an amount equal to the initial amount paid in plus any declared and unpaid dividends. Series B and C Preferred Stockholders were also entitled to receive a pro rata portion of the amounts paid to common stockholders, on an as-if converted basis. Holders of Series B and C Preferred Stock had a right of first refusal on new shares issued by the Company, pro rata on a fully diluted basis, and on the resale of shares by certain stockholders.

The Series B Preferred Stock was issued in June 1999 for an aggregate purchase price of approximately $3,910,000. The Series C Preferred Stock was issued in February 2001 for an aggregate purchase price of approximately $7,399,999. As of September 30, 2006, $755 and $1,563 remained to be accreted for Series B and Series C Preferred Stock, respectively, over the period remaining to potential future redemption.

Series D Redeemable Convertible Preferred Stock—The Company authorized 7,843,380 shares of Series D redeemable convertible preferred stock (“Series D Preferred Stock”). Series D Preferred Stock was convertible into common stock at the option of each holder, and automatically upon the completion of a qualifying underwritten public offering of the Company’s common stock, at an initial conversion ratio of one-to-one subject to certain anti-dilution adjustments, or upon the vote of the holders of two-thirds of the shares of all preferred

PHARMASSET, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

stock and the holders of two-thirds of the shares of Series D Preferred Stock. The stockholders’ agreement provided that, on or after August 4, 2009, outstanding shares were redeemable at the option of the holders of a majority of the shares of all preferred stock and the holders of a majority of the shares of Series D Preferred Stock. The shares of Series D Preferred Stock were redeemable at an amount equal to the amount paid in, plus declared and unpaid dividends thereon. The redemption rights terminated upon a qualifying underwritten public offering of the Company’s common stock.

The holders of shares of Series D Preferred Stock had voting rights equal to the number of shares of common stock into which such preferred shares were then convertible. Holders of Series D Preferred Stock were entitled to dividends, on an as-if converted basis, if the board of directors declares dividends on the common stock. The holders of Series D Preferred Stock were also entitled to receive quarterly dividends at a rate equal to 7.5% per annum of the purchase price per share for the Series D Preferred Stock. Such dividends began to accrue on the Series D Preferred Stock commencing on February 4, 2006, and thereafter accrued quarterly, whether or not such dividends were declared and whether or not there were profits, surplus or other funds of the Company legally available for the payment of dividends. In the event the Company was liquidated, holders of Series D Preferred Stock were entitled to receive, prior to and in preference to the holders of common stock, redeemable common stock and Series A, R, R-1 and D-1 Preferred Stock, an amount equal to the initial amount paid in plus any declared and unpaid dividends. Series D Convertible Preferred Stockholders were also entitled to receive a pro rata portion of the amounts paid to common stockholders, on an as-if converted basis. Holders of Series D Preferred Stock had a right of first refusal on new shares issued by the Company, pro rata on a fully diluted basis, and on the resale of shares by certain stockholders. The Series D Preferred Stock was issued in August 2004 for an aggregate purchase price of approximately $40,001,238. As of September 30, 2006, $3,175,028 remained to be accreted for Series D Preferred Stock over the period remaining to potential future redemption including future accrual of dividends.

Series D-1 Warrants—In conjunction with the Series D financing in August 2004, the Company authorized the issuance of Series D-1 warrants to purchase 1,254,960 shares of Series D-1 convertible preferred stock (“Series D-1 Preferred Stock”) at an exercise price of $0.10 per share. Series D-1 warrants became exercisable August 4, 2006 and expired August 4, 2009. Series D-1 warrants were subject to earlier termination pursuant to the completion of either a qualifying underwritten public offering of the Company’s common stock or a qualifying merger or acquisition on or before the expiration date. The fair value of these warrants on the effective date of the Series D financing was estimated using the Black-Scholes option-pricing methodology.

If the warrants were exercised, the Series D-1 Preferred Stock was convertible into Common Stock at the option of the Holder and automatically upon the completion of a qualifying underwritten public offering of the Company’s common stock, at an initial conversion ratio of one-to-one subject to certain anti-dilution adjustments, or upon the vote of the holders of two-thirds of the shares of all preferred stock and the holders of two-thirds of the shares of Series D Preferred Stock. The par value of the Series D-1 Preferred Stock was $0.001.

The holders of shares of Series D-1 Preferred Stock have voting rights equal to the number of shares of common stock into which such preferred shares were then convertible. Holders of Series D-1 Preferred Stock were entitled to dividends, on an as-if converted basis, if the board of directors declared dividends on the common stock. In the event the Company was liquidated, holders of Series D-1 Preferred Stock were entitled to receive, prior to and in preference to the holders of common stock and redeemable common stock, an amount equal to the initial amount paid in plus any declared and unpaid dividends. Series D-1 Preferred Stockholders were also entitled to receive a pro rata portion of the amounts paid to common stockholders, on an as-if converted basis.

PHARMASSET, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Series R Redeemable Convertible Preferred Stock—The Company authorized 400,000 shares of Series R redeemable preferred stock (“Series R Preferred Stock”). Series R Preferred Stock was convertible into common stock at the option of the holder, and automatically upon the completion of a qualifying underwritten public offering of the Company’s common stock, at an initial conversion ratio of one-to-one subject to certain anti-dilution adjustments or upon the vote of the holders of two-thirds of the shares of all preferred stock and the holders of two-thirds of the shares of Series D Preferred Stock. The stockholders’ agreement provided that, on or after August 4, 2009, outstanding shares were redeemable at the option of the holders of a majority of all preferred stock and a majority of the Series D Preferred Stock. The shares of Series R Preferred Stock were redeemable at an amount equal to the amount paid in, plus declared and unpaid dividends thereon. The redemption rights terminated upon a qualifying underwritten public offering of the Company’s common stock.

The holders of shares of Series R Preferred Stock had voting rights equal to the number of shares of common stock into which such preferred shares were then convertible. Holders of Series R Preferred Stock were entitled to dividends, on an as-if converted basis, when the board of directors declared dividends to holders of common stock. In the event the Company was liquidated, holders of Series R Preferred Stock were entitled to receive, prior to and in preference to the holders of common stock and redeemable common stock, an amount equal to the initial amount paid in plus any declared and unpaid dividends. The Series R Preferred Stock was issued in October 2004 for an aggregate purchase price of $4,000,000. As of September 30, 2006, $203,059 remained to be accreted for Series R Preferred Stock over the period remaining to potential future redemption.

Series R-1 Warrants—In conjunction with the issuance of Series R Preferred Stock in October 2004, the Company issued warrants to purchase 470,588 shares of Series R-1 Redeemable Convertible Preferred Stock (“Series R-1 Preferred Stock”) at an exercise price of $12.75 per share. Series R-1 Warrants became exercisable October 26, 2004 and expired October 26, 2006. These warrants were accounted for as a separate component of redeemable stock with a carrying value equal to their fair market value on the effective date of the Series R financing, which was estimated using the Black-Scholes option-pricing methodology.

Preferred Stock Accretion—Preferred stock accretion was $1,775,684 and $1,110,973 for the years ended September 30, 2007 and 2006, respectively and $2,286,799 for the nine months ended September 30, 2005. The decrease in 2006 was attributable to the conversion of preferred stock to common stock in June 2005. The accretion recorded during 2007 includes $1.0 million of accretion to bring the carrying amounts of the redeemable convertible preferred stock to their redemption values as of May 2, 2007, the date the Company completed the IPO and converted all of our redeemable convertible preferred stock outstanding into common stock.

Redeemable Common Stock—In connection with various license agreements entered into in 1998, the Company issued to Emory University and University of Georgia Research Foundation Inc. 179,973 and 33,334 shares, respectively, of redeemable common stock (See Note 7). Redeemable common stock was redeemable at the option of the holder, at fair market value as determined by an independent appraisal. These redemption rights terminated upon the completion of a registered public offering of the Company’s common stock. The carrying value of the redeemable common stock was adjusted to an estimate of its fair market value for financial reporting purposes each quarter. This estimate was made by taking into consideration such variables as the valuations attained by other comparable biotechnology companies in recent initial public offerings; the judgment of investment bankers as to the probability of executing a successful initial public offering; the liquidation preferences of the Company’s preferred stock; the balance of the Company’s cash, cash equivalents and short term investments; and the present value of the Company’s product candidates as estimated, when available, from the market value of publicly traded companies developing comparable product candidates, and when this was not available, by a discounted cash flow analysis based on cost and revenue estimates provided by management, third party clinical research organizations and marketing consultants, using discount rates provided by an independent appraiser.

PHARMASSET, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

11. STOCK COMPENSATION

The Company’s 1998 Stock Plan (“1998 Plan”), as amended, was originally adopted by its board of directors during 1998 and subsequently amended in 2000, 2004 and 2006. A maximum of 3,517,015 shares of the Company’s common stock are authorized for issuance under the 1998 Plan. The purpose of the 1998 Plan is to provide an incentive to officers, directors, employees, independent contractors and to other persons who provide significant services to the Company. Upon the closing of the IPO, which occurred on May 2, 2007, the Company adopted the 2007 Equity Incentive Plan (“2007 Plan”). Upon the adoption of the 2007 Plan, no additional awards will be issued under the 1998 Plan and the shares remaining for future grant under the 1998 Plan were transferred to the 2007 Plan. The 2007 Plan makes available an additional 1,166,381 shares of the Company’s common stock for the grant of stock options, stock appreciation rights, restricted stock, deferred stock, restricted stock units, performance shares, phantom stock and similar types of stock awards as well as cash awards. Options granted under the 2007 Plan may be either “incentive stock options,” as defined under Section 422 of the Code or nonstatutory stock options. Options granted under the 2007 Plan shall be at per share exercise prices equal to the fair value of the shares on the dates of grant. The 2007 Plan will terminate in fiscal 2017 unless it is extended or terminated earlier pursuant to its terms. Generally, options granted under these plans have a contractual life of ten years and vest pro rata over a four year term. A summary of the Company’s stock option activity during the year ended September 30, 2007 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding—September 30, 2006	2,375,983	$3.53
Granted	563,232	$5.03
Exercised	(562,056)	$3.23
Forfeited	(275,886)	$3.53

Outstanding—September 30, 2007	2,101,273	$4.01

Exercisable—September 30, 2007	1,096,430	$4.16

The range of exercise prices of options outstanding at September 30, 2007 was $1.50 to $9.95. The weighted average remaining contractual life of options outstanding at September 30, 2007 was 7.18 years. The total intrinsic value of options exercised during the year ended September 30, 2007 was $2,692,125. The Company recognized compensation expense of $1,552,690, $454,078 and $141,157 during the years ended September 30, 2007 and 2006, and the nine months ended September 30, 2005 related to options issued to non-employees and employees. As of September 30, 2007 and 2006, $3,500,662 (including $1,977,912 resulting from the adoption of SFAS 123(R)) and $1,423,167, respectively, of deferred stock-based compensation expense related to employee stock options remained unamortized.

Outstanding as of September 30, 2007				Exercisable as of September 30, 2007
Number of Options	Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
141,667	$1.50–$2.99	1.71	$1.78	141,667	$1.78
1,576,507	$3.00–$4.49	7.87	$3.44	645,164	$3.24
53,833	$4.50–$5.99	7.42	$5.32	22,333	$5.10
203,933	$6.00–$7.49	4.81	$6.64	193,933	$6.63
125,333	$7.50–$9.95	8.43	$8.82	93,333	$8.76

PHARMASSET, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

As of September 30, 2007, there were 2,011,823 options outstanding that were either vested or expected to vest in the future, of which 1,096,430 options were currently exercisable, with weighted average exercise prices of $4.01 and $4.16 per share, aggregate intrinsic values of $16,398,837 and $8,773,822, and weighted average remaining contractual terms of 7.12 and 6.15 years, respectively. As of September 30, 2007, there were 1,578,895 of securities available for future grants of stock options (or other similar equity instruments) under the Company’s 1998 Stock Plan and 2007 Equity Incentive Plan.

During the periods from October 1, 2006 through April 11, 2007, the year ended September 30, 2006, and the nine months ended September 30, 2005, the Company granted stock options to employees at exercise and purchase prices deemed by the board of directors to be equal to the fair value of the common stock at the time of grant. Prior to January 1, 2006, the fair value of the common stock at the time of grant was determined by the board of directors at each stock option measurement date based on a variety of factors, including the Company’s financial position and historical financial performance, the status of developments within the Company, the composition and ability of the current research and development and management team, an evaluation and benchmark of the Company’s competitors, the current climate in the marketplace, the illiquid nature of the common stock, arm’s length sales of the Company’s capital stock (including redeemable convertible preferred stock), the effect of the rights and preferences of the preferred stockholders, and the prospects of a liquidity event, among others. In preparation for the Company’s planned initial public offering, a retrospective analysis of the fair value of the common stock at option grant dates during 2005 using the methodology favored by the guidelines of the American Institute of Certified Public Accountants (“AICPA”) titled “Valuation of Privately-Held Company Equity Securities Issued as Compensation” was performed by management. The methodology developed at that time has subsequently been applied by management to the valuation of all employee stock options granted since 2005 through April 11, 2007, the date on which the last options were granted prior to April 27, 2007 when the Company’s stock began trading on The NASDAQ Stock Market LLC. The Company has not relied on an independent appraiser for stock option valuations because the Company used a methodology developed in accordance with AICPA guidelines and relied on the experience of management and members of its board of directors. Factors taken into consideration by this methodology include the judgment of management as to the probability of executing a successful initial public offering; the liquidation preferences of the Company’s preferred stock; the net balance of the Company’s cash, cash equivalents and short term investments; and the present value of the Company’s product candidates as estimated, when available, from the market value of publicly traded companies developing comparable product candidates, and when this was not available, by a discounted cash flow (“DCF”) analysis based on cost and revenue estimates provided by third party clinical research organizations, marketing consultants and management and using discount rates provided by an independent appraiser.

The application of the Company’s methodology for determining the fair value of the Company’s common stock at each issuance date from January 1, 2006 through April 11, 2007 is discussed below:

Between May 24, 2006 and July 10, 2006, the Company granted 447,400 options to employees and members of the Company’s board of directors. The Company’s technology value as a private company was based on clevudine alone due to the early stage of development of R7128 and Racivir. A DFC analysis of clevudine was used due to the absence of a comparable program with an identifiable public market value. The value of the Company’s common stock to a private investor was then calculated by adding this private technology value to the Company’s net cash balance and subtracting the liquidation preference payments that would be made to the holders of the Company’s preferred stock out of the proceeds of a private sale of the Company prior to any participation in the proceeds by holders of the Company’s common stock. This process resulted in an estimate of the value of the Company’s common stock as a private company of $3.87 per share, which the Company’s board of directors deemed to be the appropriate fair value at which to set the exercise price of the options issued at that time. The theoretical value of the Company’s common stock had it been publicly traded at that time was

PHARMASSET, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

calculated by applying a premium, based on published academic research, to the Company’s private technology value, to account for the value of the liquidity of a publicly traded stock, and adding the Company’s net cash balance. No subtraction was made for liquidity preferences, since all the preferred stock was convertible to common stock upon an IPO. This process resulted in an estimate of the theoretical public price of the Company’s common stock, based on clevudine alone, of $8.30 per share. The fair value of the Company’s common stock used for financial reporting purposes was a weighted average of the private and public values, with the weights equal to the probability of executing a successful initial public offering versus a private sale of the Company, as estimated by management with the advice of investment bankers based on the recent experience of other biotechnology companies, market conditions and stockholder support for an initial public offering at that time. During this period, the probability of an IPO was considered to be 50%, resulting in a fair value of the Company’s common stock for financial reporting purposes of $6.09 per share.

On November 7, 2006, the Company granted 317,067 options to employees and members of the Company’s board of directors. The methodology used to determine the fair value of the Company’s common stock at that time was the same as that described above, so only variations in its application are discussed below. The estimated value of the Company’s common stock as a private company increased to $4.02 per share, based on the increase in the value of clevudine as it moved closer to market and the announcement of additional favorable clinical data that supported an increase in the revenue projection contained in the Company’s DCF analysis. This increase in clevudine’s value was partly offset by a reduction in the Company’s net cash balance. The theoretical public price of the Company’s common stock, based on clevudine alone, was estimated to be $8.75 at that time and the probability of an IPO was considered to be 50%, resulting in a weighted average fair value for financial reporting purposes of $6.38 per share.

From January 1, 2007 through April 11, 2007, the Company granted 147,500 options to employees and to a member of the Company’s board of directors. The methodology used to determine the fair values of the Company’s common stock during this time was the same as that described above, so only variations in its application are discussed below. The estimated value of the Company’s common stock as a private company increased to amounts ranging from $4.02 to $5.63 per share, based on the increase in the value of the R7128 program as it advanced through Phase 1 clinical trials based on the valuation of a publicly traded company with an HCV program at a similar stage of development. The theoretical public price of the Company’s common stock, based on clevudine and R7128, ranged from $8.84 to $11.28 during this time and the probability of an IPO was considered to be 90%, resulting in weighted average fair values for financial reporting purposes ranging from $6.53 to $10.71 per share.

During the year ended September 30, 2006, the Company granted 11,333 options to non-employees that are accounted for in accordance with EITF No. 96-18. The fair value of these awards on the initial grant date of $30,406 was estimated using the Black-Scholes option-pricing methodology.

PHARMASSET, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

12. INCOME TAXES

Income tax expense was $0 during the years ended September 30, 2007 and 2006, and the nine months ended September 30, 2005.

The reconciliation between the federal statutory rate of 34% and the Company’s effective tax rate is as follows:

	Years Ended September 30,		Nine Months Ended September 30, 2005
	2007	2006
Federal tax	-34.0%	-34.0%	-34.0%
State tax	-4.0%	-4.0%	-4.0%
Change in valuation allowance	28.9%	36.5%	37.4%
Stock compensation	8.8%	1.3%	0.5%
Other	0.3%	0.2%	0.1%

Effective tax rate	0.0%	0.0%	0.0%

The Company was originally organized in 1998 as a Barbados limited company, Pharmasset, Ltd., under Section 10 of the International Business Companies Act of Barbados. The Company was subject to United States withholding tax of 5% under the United States-Barbados tax treaty for United States sourced royalties paid to a Barbados company.

Pharmasset Ltd. owned a Georgia subsidiary which conducted research and development in the United States under a contract research and development agreement with the Company. Prior to June 8, 2004, only the Georgia subsidiary was subject to United States income taxes. The Company became domesticated as a corporation under the laws of the State of Delaware on June 8, 2004 as Pharmasset, Inc., on a tax-free basis with a carryover of the tax basis of its assets, and Pharmasset, Ltd. was dissolved on June 21, 2004. A portion of the expenses incurred by Pharmasset, Ltd. prior to the domestication have been capitalized for tax purposes and are to be amortized to offset future taxable income, if any, in the United States and a portion of these losses can not be utilized in the United States. On July 23, 2004, the Georgia subsidiary was merged into the Company.

Deferred tax assets and liabilities are determined based on the difference between financial statement and tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. The components of the deferred taxes consist of the following:

	As of September 30,
	2007	2006
Deferred tax assets:
Capitalized research and development	$1,537,891	$1,856,981
Net operating loss carryforwards	9,552,612	7,183,149
Payments received in collaborations	2,881,658	3,483,890
Licensing agreements	2,174,866	2,350,933
Stock compensation	449,559	115,191
Accrued liabilities	123,374	70,476
Research and development tax credits	138,159	138,159
Deferred rent	124,912	172,208
Depreciation	62,101	—

Gross deferred tax assets	$17,045,132	$15,370,987

PHARMASSET, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

	As of September 30,
	2007	2006
Deferred tax liabilities:
Depreciation	—	(76,237)

Gross deferred tax liabilities	—	(76,237)

Valuation allowance	(17,045,132)	(15,294,750)

Net deferred tax asset	$—	$—

As of September 30, 2007, the Company has United States federal net operating loss carryforwards of approximately $25.1 million available to offset future taxable income, if any. Of the federal net operating losses, $0.8 million was generated from windfall tax benefit stock option deductions. The tax benefit of this portion of the net operating loss will be accounted for directly to equity as additional paid in capital as the stock option related losses are utilized. As of September 30, 2007, the Company also had research and development tax credits of approximately $138,159 available to offset future tax liabilities. The loss carryovers and the research and development tax credits expire over a period of 2020 to 2028. The Barbados net operating losses effectively do not carry over as the Company does not anticipate conducting future business in that country. The Company established a full valuation allowance on its net deferred tax assets as it is more likely than not that such tax benefits will not be realized.

13. RELOCATION

During the third quarter of 2005, the Company moved its corporate headquarters, laboratory operations and employees from Tucker, Georgia to Princeton, New Jersey. In connection with the move, the Company recorded relocation related expenses of $0.8 million, lease termination expenses of $1.4 million, and impairment charges of $0.7 million related to leasehold improvements at the Georgia facility during the year ended September 30, 2006. Such expenses were included in General and Administrative expenses in the Statements of Operations and Other Comprehensive Net Loss.

14. COMMITMENTS AND CONTINGENCIES

On May 23, 2005, the Company entered into an operating lease for office and laboratory space through May 22, 2010, in Princeton, New Jersey. Monthly lease payments began May 23, 2005. The Company also leases office space in Durham, North Carolina. Monthly lease payments began May 1, 2007 and end on April 1, 2009. On February 7, 2006, the Company terminated its lease on its office and laboratory space in Atlanta, Georgia with a lease termination payment of $1,398,000 (see Note 3). The lessor was an entity with which Dr. Schinazi was affiliated. In January 2007, the Company entered into a capital lease for lab equipment with principal and interest payments of $14,044 due monthly through December 2008.

PHARMASSET, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

As of September 30, 2007, future payments under capital leases and minimum future payments under non-cancellable operating leases are as follows:

	September 30, 2007
	Capital Lease	Operating Leases
Fiscal 2008	$168,526	$905,471
Fiscal 2009	42,131	872,886
Fiscal 2010	—	530,254

Total minimum payments required	210,657	$2,308,611

Less: Amounts representing interest	(9,576)

Minimum future payments of principal	201,081
Less: Current portion	(159,440)

Long-term portion	$41,641

Rent expense under operating leases was $777,939, $811,513, and $432,194 during the years ended September 30, 2007 and 2006, and the nine months ended September 30, 2005, respectively. Rent expense of $29,140 and $177,317 during the year ended September 30, 2006 and the nine months ended September 30, 2005, respectively, was paid to C.S. Family, LLC, a related party.

The above contractual obligations table does not include amounts for milestone payments related to development, regulatory or commercialization events to licensors or collaboration partners, as the payments are contingent on the achievement of these milestones, which we have not achieved. DOT, which we licensed from RFS Pharma, is in the early stage of research and therefore it is not possible to predict when we would need to make a milestone payment. We may pay up to an aggregate of $4.5 million in milestone payments and certain cost reimbursements if we reach milestones related to development and regulatory events under our license agreement with RFS Pharma LLC. We also agreed to pay Emory University up to an aggregate of $1.0 million in future marketing milestone payments under our license agreement for DFC. Under our collaboration and license agreement with Bukwang, in the future we may pay up to an aggregate of $23.0 million in milestone payments related to development, regulatory and commercialization events. Under our license agreement with Emory University for Racivir, we agreed to pay Emory University up to an aggregate of $1.0 million in future marketing milestone payments.

15. EMPLOYEE SAVINGS PLAN

The Company maintains a contributory employee savings plan (“401(k) Plan”) for its employees. Under the plan, the Company matches certain employee contributions at the discretion of the board of directors. Expense under the plan was $122,263, $55,876, and $0 during the years ended September 30, 2007 and 2006, and the nine months ended September 30, 2005, respectively. On January 11, 2006, the Company elected to implement a new 401(k) plan which provides for, among other things, a discretionary employer match of 50 cents on every dollar contributed by each employee under the plan up to a maximum annual amount of 6% of such employee’s salary up to a maximum annual match of $3,500 per employee, such discretionary match being made automatically unless action is taken by the compensation committee to cancel the match for a given year.

PHARMASSET, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

16. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables present unaudited quarterly financial data for the Company. The Company’s quarterly results of operations for these periods are not necessarily indicative of future results of operations.

	Three Months Ended
	Dec. 31, 2006	March 31, 2007	June 30, 2007	Sept. 30, 2007
	(in thousands, except per share data)
Revenues:	$8,117	$5,464	$464	$7,964
Net income (loss)	$3,907	$(1,457)	$(5,862)	$(1,653)
Net income (loss) attributable to common stockholders	$3,623	$(1,744)	$(7,067)	$(1,653)

Net income (loss) per common share:
Basic	$0.35	$(0.16)	$(0.40)	$(0.08)
Diluted	$0.33	$(0.16)	$(0.40)	$(0.08)

	Three Months Ended
	Dec. 31, 2005	March 31, 2006	June 30, 2006	Sept. 30, 2006
	(in thousands, except per share data)
Revenues:	$833	$3,538	$514	$540
Net loss	$(3,092)	$(657)	$(4,123)	$(3,454)
Net loss attributable to common stockholders	$(3,365)	$(934)	$(4,402)	$(3,735)

Net loss per common share:
Basic	$(0.33)	$(0.09)	$(0.42)	$(0.36)
Diluted	$(0.33)	$(0.09)	$(0.42)	$(0.36)

Basic and diluted net loss per common share are identical since common equivalent shares are excluded from the calculation as their effect is antidilutive, except for the quarter ended December 31, 2006.

17. SUBSEQUENT EVENT

Pursuant to the Loan Agreement (See Note 8) entered into on September 30, 2007, on October 5, 2007 the Company executed Loan A by signing a Secured Promissory Note (“Note”) in the amount of $10.0 million. The Note bears interest at 12% and is scheduled to be repaid over a 45-month period beginning on December 1, 2007 with the first 15 monthly payments representing interest only followed by 30 equal monthly payments of principal and interest. Prepayment of the loan is subject to penalty and substantially all of the Company’s tangible and intangible assets (except for intellectual property) are collateral for the Loan Agreement.

On March 1, 2007, the Company’s board of directors approved a 1.0 for 1.5 reverse stock split of the Company’s outstanding common stock which became effective on April 19, 2007. All common share and per common share amounts in the accompanying financial statements and notes to the financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock split.

PHARMASSET, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

18. RESTATEMENT

Subsequent to the issuance of the Company’s financial statements for the fiscal year 2005, the Company’s management determined that accretion of dividends on Series D Preferred Stock was accounted for incorrectly. As a result, the statement of operations and comprehensive net loss, the statement of redeemable stock and warrants, the statement of stockholders’ equity(deficit), and the statement of cash flows for the nine months ended September 30, 2005 have been restated from amounts previously reported to include dividends accruing from February 4, 2006 through August 4, 2009 in the periodic accretion of increases in the redemption amounts of the Series D Preferred Stock as of September 30, 2005.

On August 4, 2004, the Company issued Series D Preferred Stock for $40,001,238 (see note 10 for additional information). The Series D Preferred Stock was redeemable at the option of the holder on or after August 4, 2009 upon a stockholder vote. Dividends did not begin to legally accrue until February 4, 2006, at the rate of 7.5% per annum of the purchase price, and accrue quarterly thereafter. These accrued dividends are payable upon a declaration of the board, not at the option of the Series D Preferred Stock holders, but are included in the redemption amount if they have not already been paid, whether or not declared.

The Company previously reported the initial carrying amount of the Series D Preferred Stock at its fair value on the date of issue. This initial carrying amount was less than the redemption amount due to the allocation of a portion of the initial fair value to the carrying amount of the D-1 Warrants which were issued together with the Series D Preferred Stock. The Company previously increased the carrying amount of its Series D Preferred Stock to accrete the discount resulting from the allocation of a portion of the proceeds to the D-1 Warrants over the period remaining to redemption.

EITF Abstracts, Topic No. D-98, “Classification and Measurement of Redeemable Securities” (“EITF Topic D-98”) offers a choice of two methods for periodically increasing the carrying value of redeemable preferred stock. For periodic accretions of the warrant allocation, we applied the method described in Paragraph 16a of EITF Topic D-98, the interest method, starting on the issuance date. However, for periodic increases in the carrying amount of the Series D Preferred Stock due to the dividend, we chose the method described in paragraph 16b of EITF Topic D-98, which is to recognize changes in redemption value as they occur. This incorrectly applied accounting principles generally accepted in the United States of America, because Paragraph 17 of EITF Topic D-98 requires consistent application of the accounting method selected.

Furthermore, the Company’s previously issued financial statements presented comprehensive net (loss) profit in a footnote. The Company has revised its presentation to present the statement of comprehensive net (loss) profit together with the statement of operations.

PHARMASSET, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following tables show, for each of the items adjusted in the financial statements for the 2005 fiscal year, the amounts as they were previously reported and as they have been restated in the current accompanying financial statements.

	Nine Months Ended September 30, 2005
	As Previously Reported	Effect of Adjustment	As Restated
Statement of Operations and Comprehensive Net Loss:
Redeemable preferred stock accretion	$1,223,672	$1,063,127	$2,286,799
Net loss attributable to common shareholders	(14,932,456)	(1,063,127)	(15,995,583)
Net loss attributable to common shareholders per share—basic and diluted	($2.25)	($0.17)	($2.42)

Statement of Redeemable Stock and Warrants:
Accretion of Series D redeemable convertible preferred stock to redemption value	1,157,757	1,063,127	2,220,884
Accretion of total redeemable stock and warrants to redemption value	1,223,672	1,063,127	2,286,799
Conversion of preferred stock to common stock (Series D redeemable convertible preferred stock)	(24,115,578)	(1,133,447)	(25,249,025)
Conversion of preferred stock to common stock (Total redeemable stock and warrants)	(32,801,976)	(1,133,447)	(33,935,423)
Balance of Series D redeemable convertible preferred stock	11,204,124	714,279	11,918,403
Balance of total redeemable stock and warrants	18,794,505	714,279	19,508,784

Statement of Stockholders’ Equity (Deficit):
Change in accumulated deficit from accretion of redeemable preferred stock to redemption value	(1,223,672)	(1,063,127)	(2,286,799)
Change in total stockholders’ (deficit) equity from accretion of redeemable preferred stock to redemption value	(1,223,672)	(1,063,127)	(2,286,799)
Balance of accumulated deficit	(35,631,756)	(1,847,726)	(37,479,482)
Change in additional paid-in capital from conversion of preferred stock to common stock	32,793,692	1,133,447	33,927,139
Change in total stockholders’ (deficit) equity from conversion of preferred stock to common stock	32,801,976	1,133,447	33,935,423
Balance of additional paid-in capital	42,224,930	1,133,447	43,358,377
Balance of stockholders’ (deficit) equity	12,382,417	(714,279)	11,668,138

Consolidated Statements of Cash Flows:
Noncash transactions:
Conversion of preferred stock to common stock	32,801,976	1,133,447	33,935,423
Accretion of redeemable preferred stock to redemption value	1,223,672	1,063,127	2,286,799

EXHIBIT INDEX

Exhibit Number	Description
3.1	Third Amended and Restated Certificate of Incorporation of the Registrant

3.2	Second Amended and Restated Bylaws of the Registrant

4.3	Form of Agreement for Awards Under 2007 Equity Incentive Plan

10.23†	Venture Loan and Security Agreement dated as of September 30, 2007 by and between the Registrant and Horizon Technology Funding Company V LLC

23.1	Consent of Deloitte & Touche LLP

23.2	Consent of Grant Thornton LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Portions of the exhibits have been omitted pursuant to a confidential treatment request and this information has been filed separately with the SEC.