Form 10-Q
period 2007-12-31
Pharmasset Inc
filed 2008-02-14
CIK 1301081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☐

Non-accelerated filer  ☒            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    No  ☒

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of January 25, 2008 was 21,290,614.

PHARMASSET, INC.

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2007

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. The forward-looking statements are principally contained in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “potential,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. These forward-looking statements include statements about the following:

•	our product development efforts, in particular with respect to the clinical trial results and regulatory approval of clevudine, Racivir®, and R7128;

•	the initiation, completion or success of preclinical studies and clinical trials;

•	clinical trial initiation and completion dates, anticipated regulatory filing dates and regulatory approval for our product candidates;

•	the commercialization of our product candidates;

•	our collaboration agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (collectively, “Roche”), including potential milestone or royalty payments thereunder;

•	our intentions regarding the establishment of collaborations or the licensing of product candidates or intellectual property;

•	our intentions to expand our capabilities and hire additional employees;

•	anticipated operating losses, future revenues, research and development expenses, and the need for additional financing; and

•	our financial performance.

Forward-looking statements reflect our current views with respect to future events and are subject to risks and uncertainties. We discuss many of the risks and uncertainties associated with our business in greater detail in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007 under the heading “Risk Factors.” Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. All forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q.

You should read this Quarterly Report on Form 10-Q and the documents that we reference in it completely and with the understanding that our actual future results may be materially different from what we expect. You should assume that the information appearing in this Quarterly Report on Form 10-Q is accurate as of the date on the front cover of this Quarterly Report on Form 10-Q only. Our business, financial condition, results of operations, and prospects may change. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information. The forward-looking statements contained in this Quarterly Report on Form 10-Q are subject to the safe-harbor protection provided by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934.

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PHARMASSET, INC.

CONDENSED BALANCE SHEETS

	As of December 31, 2007 (unaudited)	As of September 30, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$61,464,961	$68,745,694
Short-term investments	1,252,113	1,252,113
Amounts due under collaborative agreements	1,764,828	919,110
Prepaid expenses and other assets	1,700,240	783,311

Total current assets	66,182,142	71,700,228

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
Laboratory, office furniture and equipment	2,863,244	2,462,647
Leasehold improvements	1,836,553	1,836,553

	4,699,797	4,299,200
Less accumulated depreciation and amortization	(1,674,095)	(1,437,080)

Total equipment and leasehold improvements, net	3,025,702	2,862,120
OTHER ASSETS	487,793	1,282,051

TOTAL	$69,695,637	$75,844,399

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,709,847	$3,281,600
Accrued expenses	3,007,366	5,513,407
Deferred rent	124,462	124,462
Current portion of capital lease obligation	162,265	159,440
Deferred revenue	1,857,136	1,857,136

Total current liabilities	6,861,076	10,936,045
DEFERRED RENT	172,883	204,256
NON CURRENT PORTION OF CAPITAL LEASE OBLIGATION	—	41,641
DEFERRED REVENUE	5,261,840	5,726,131
LONG-TERM DEBT	9,520,800	—

Total liabilities	21,816,599	16,908,073

COMMITMENTS
STOCKHOLDER’S EQUITY
Common Stock, $0.001 par value, 100,000,000 shares authorized, 21,288,614 and 21,232,991 shares issued and outstanding at December 31, 2007 and September 30, 2007, respectively	21,289	21,233
Warrants to purchase 66,390 shares of common stock for $12.05 per share, exercisable starting September 30, 2007	526,720	526,720
Additional paid-in capital	116,633,456	115,518,201
Accumulated other comprehensive income	4,405	4,405
Accumulated deficit	(69,306,832)	(57,134,233)

Total stockholders’ equity	47,879,038	58,936,326

TOTAL	$69,695,637	$75,844,399

See notes to financial statements.

PHARMASSET, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE NET INCOME (LOSS)

(UNAUDITED)

	Three Months Ended December 31,
	2007	2006
REVENUES	$464,291	$8,116,584

COSTS AND EXPENSES:
Research and development	10,550,371	2,561,485
General and administrative	2,619,745	2,055,038

Total costs and expenses	13,170,116	4,616,523

OPERATING INCOME (LOSS)	(12,705,825)	3,500,061
INVESTMENT INCOME	896,402	408,986
INTEREST EXPENSE	(363,176)	(1,841)

INCOME (LOSS) BEFORE INCOME TAXES	(12,172,599)	3,907,206
PROVISION FOR INCOME TAXES	—	—

NET INCOME (LOSS)	(12,172,599)	3,907,206
REDEEMABLE PREFERRED STOCK ACCRETION	—	284,197

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(12,172,599)	$3,623,009

COMPREHENSIVE NET INCOME (LOSS):

NET INCOME (LOSS)	$(12,172,599)	$3,907,206
UNREALIZED GAIN (LOSS) ON AVAILABLE-FOR-SALE INVESTMENTS	—	2,195

COMPREHENSIVE NET INCOME (LOSS):	$(12,172,599)	$3,909,401

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON
STOCKHOLDERS PER SHARE:
BASIC	$(0.57)	$0.35
DILUTED	$(0.57)	$0.33
WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	21,263,668	10,504,693
DILUTED	21,263,668	11,009,257

See notes to financial statements.

PHARMASSET, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(12,172,599)	$3,907,206
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	237,015	215,465
Non-cash stock compensation	810,063	540,860
Non-cash interest expense	69,416	—
Changes in operating assets and liabilities:
Amounts due under collaborative agreements, prepaid expenses and other assets	(1,684,706)	(433,361)
Accounts payable	(1,571,753)	(3,925)
Accrued expenses	(2,338,340)	(696,951)
Deferred rent	(31,373)	(31,371)
Deferred revenue	(464,291)	(191,970)

Net cash provided by (used in) operating activities	(17,146,568)	3,305,953

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and leasehold improvements	(400,597)	(171,440)

Net cash used in investing activities	(400,597)	(171,440)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	10,000,000	—
Proceeds from exercise of stock options	305,248	—
Principal payments on capital lease obligations	(38,816)	—
Offering costs paid	—	(5,313)

Net cash provided by (used in) financing activities	10,266,432	(5,313)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,280,733)	3,129,200
CASH AND CASH EQUIVALENTS—Beginning of period	68,745,694	26,182,316

CASH AND CASH EQUIVALENTS—End of period	$61,464,961	$29,311,516

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$293,760	$—
Noncash transactions:
Accretion of redeemable convertible preferred stock to redemption value	$—	$284,197
Accretion of redeemable common stock to redemption value	$—	$201,575
Unrealized gain (loss) on available-for-sale investments	$—	$2,195
Capital lease obligations incurred	$—	$313,520

See notes to financial statements.

PHARMASSET, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Basis of Presentation — The Company was incorporated as Pharmasset, Ltd. on May 29, 1998 under the laws of Barbados. The Company redomiciled under the laws of Delaware on June 8, 2004, as Pharmasset, Inc., and Pharmasset, Ltd. was discontinued on June 21, 2004. Pharmasset, Inc., then-existing as a Georgia corporation that was incorporated on June 5, 1998 and the only subsidiary of Pharmasset, Ltd., was merged with and into the Delaware corporation on July 23, 2004.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, which include normal recurring adjustments, necessary to present fairly the Company’s interim financial information. The accompanying unaudited condensed financial statements and notes to the condensed financial statements should be read in conjunction with the audited financial statements for the fiscal year ended September 30, 2007 included in the Company’s Annual Report incorporated by reference in Form 10-K filed with the Securities and Exchange Commission (“SEC”) on December 31, 2007.

Other than the adoption of the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), there have been no significant changes in the Company’s accounting policies during the three months ended December 31, 2007 as compared to the significant accounting policies described in its Annual Report on Form 10-K for the year ended September 30, 2007.

Description of Business — Pharmasset, Inc. (“Pharmasset” or “the Company”) is a clinical-stage pharmaceutical company committed to discovering, developing and commercializing novel drugs to treat viral infections. The Company’s primary focus is on the development of oral therapeutics for the treatment of hepatitis B virus (“HBV”), hepatitis C virus (“HCV”) and human immunodeficiency virus (“HIV”). The Company currently has three product candidates: clevudine, in Phase 3 registration clinical trials for the treatment of HBV; R7128, a pro-drug of PSI-6130, in a Phase 1 clinical trial for the treatment of HCV through a collaboration with F. Hoffmann-La Roche Ltd and Hoffmann- La Roche Inc. (collectively, “Roche”); and Racivir, which has completed a Phase 2 clinical trial for the treatment of HIV. Additionally, the Company is continuing to identify the best path forward for development of dexelvucitabine, or DFC, for the treatment of HIV following the completion of a Phase 2b clinical trial. The Company’s research and development efforts focus on a class of compounds known as nucleoside analogs, which act to inhibit the natural enzymes required for viral replication. The Company is applying its expertise in nucleoside chemistry to the discovery and development of additional antiviral therapeutics. The Company is subject to risks common to companies in the pharmaceutical industry including, but not limited to, product development risks, protection of proprietary intellectual property, compliance with government regulations, dependence on key personnel, the need to obtain additional financing, uncertainty of market acceptance of products, and product liability. (See Part II, Item 1A. – Risk Factors for additional information).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates — The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents — Cash and cash equivalents represent cash and highly liquid investments purchased within three months of the maturity date and consisted primarily of money market funds.

Investments — The Company invests available cash primarily in bank certificates of deposit and investment-grade commercial paper, corporate notes, and government securities. All investments are classified as available-for-sale and are carried at fair market value with unrealized gains and losses recorded in accumulated other comprehensive income. For purpose of determining realized gains and losses, the cost of securities sold is based on specific identification.

PHARMASSET, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Deferred Offering Costs — Costs incurred in connection with an equity offering are deferred and upon completion of the equity offering, are applied against the proceeds from the offering.

Deferred Financing Costs — Costs incurred in connection with debt offerings are deferred (and included in prepaid expenses and other current assets and other (long-term) assets on the balance sheet), and amortized as interest expense over the term of the related debt using the effective interest method. The amortization expense is included in interest expense in the statements of operations and comprehensive net loss.

Equipment and Leasehold Improvements — Equipment and leasehold improvements are recorded at cost and are depreciated using the straight-line method over the following estimated useful lives of the assets: computer equipment—three years; laboratory and office equipment—seven years; and leasehold improvements—over the lesser of the estimated life of the asset or the lease term. Expenditures for maintenance and repairs are expensed as incurred. Capital expenditures, which improve and extend the life of the related assets, are capitalized.

Impairment of Long-Lived Assets — The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful lives of long-lived assets may require revision or that the carrying value of these assets may be impaired. To determine whether assets have been impaired, the estimated undiscounted future cash flows for the estimated remaining useful life of the respective assets are compared to the carrying value. To the extent that the undiscounted future cash flows are less than the carrying value, a new fair value of the asset is required to be determined. If such fair value is less than the current carrying value, the asset is written down to its estimated fair value.

Fair Value of Financial Instruments — The carrying amounts of cash and cash equivalents, amounts due under collaborative agreements, accounts payable, and accrued expenses approximate fair value because of their short-term nature. Investments at December 31, 2007 and September 30, 2007 are classified as available-for-sale securities and carried at fair market value.

Concentrations of Credit Risk, Suppliers and Revenues — The Company’s financial instruments that potentially subject it to concentrations of credit risk are cash and cash equivalents, and investments. The Company invests cash that is not currently being used in operations in accordance with its investment policy. The policy allows for the purchase of low-risk, investment grade debt securities issued by the United States government and very highly-rated banks and corporations, subject to certain concentration limits. The policy allows for maturities that are not longer than two years for individual securities and an average of one year for the portfolio as a whole.

The Company relies on certain materials used in its development process, some of which are procured from a single source. The failure of a supplier, including a subcontractor, to deliver on schedule could delay or interrupt the development process and thereby adversely affect the Company’s operating results.

During the three months ended December 31, 2007, the Company derived all of its revenue from one customer, and during the three months ended December 31, 2006, the Company derived substantially all of its revenue from one customer (see Note 4).

Revenue Recognition — The Company recognizes revenues in accordance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (“SAB No. 104”). SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectibility is reasonably assured. For arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets, the Company recognizes revenue in accordance with the guidance of Emerging Issues Task Force (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables.

The Company’s revenues are primarily related to its collaboration agreements, and these agreements provide for various types of payments to the Company, including non-refundable upfront license fees, research and development payments, and milestone payments.

PHARMASSET, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

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

Research and Development Expenses — Research and development expenses consist primarily of salaries and related personnel expenses, fees paid to external service providers, costs of preclinical studies and clinical trials, drug and laboratory supplies, costs for facilities and equipment and the costs of intangibles that are purchased from others for use in research and development activities, such as in-licensed product candidates, that have no alternative future uses. Research and development expenses are included in operating expenses when incurred. Reimbursements received from the Company’s collaborators for third-party research and development expenses incurred by the Company on their behalf are recorded as a contra-expense. Amounts due from collaborators for reimbursement of research and development expenses are recorded on the balance sheets as “Amounts due under collaborative agreements”.

Stock-Based Compensation — On October 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”). This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued To Employees” (“APB 25”) and its related implementation guidance. SFAS 123R requires companies to recognize stock compensation expense for awards of equity instruments to employees based on grant-date fair value of those awards (with limited exceptions). The Company adopted SFAS 123R using the modified prospective method, which results in recognition of compensation expense for all share-based awards granted or modified after October 1, 2006 as well as all unvested awards outstanding at the date of adoption. Stock options granted to consultants are periodically valued as they vest in accordance with EITF 96-18, “ Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” using a Black-Scholes option pricing model. Stock-based compensation expense is included in both research and development expenses and in general and administrative expenses in the statements of operations and comprehensive net loss. Since the Company’s stock was not publicly traded prior to April 27, 2007, the expected volatility was calculated for each date of grant prior to having a publicly traded stock based on the “peer method.” The Company identified companies that trade publicly within the pharmaceutical industry that have similar SIC codes, employee count and revenues. The Company had chosen the weekly high price volatility for these companies for a period of five years. Effective October 1, 2006 the Company has used the weekly high price for these companies for a period of six years to coordinate with the expected term calculated pursuant to SAB 107 issued by the SEC. The volatility of the stock prices of these companies have decreased in the aggregate over the years presented, therefore the expected volatility calculated for the Company has decreased. The assumptions used and weighted-average information for employee and director grants for the quarters ended December 31, 2007 and 2006 are as follows:

Employee and Director Grants:

	Three Months Ended December 31,
	2007	2006
Risk free interest rate	4.27%	4.48%
Expected dividend yield	0.0%	0.0%
Expected lives (years)	6.07	6.07
Expected volatility	57.83%	54.60%
Weighted-average fair value of options granted	$7.96	$2.27

PHARMASSET, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

During the quarter ended December 31, 2007, the Company granted 682,600 stock options at fair values ranging from $7.14 to $8.25 per share, risk free interest rates ranging from 3.48% to 4.42%, an expected volatility of the market price of the Company’s common stock ranging from 55.32% to 58.36%, a dividend yield of 0%, an expected life ranging from 5.66 years to 6.11 years, and forfeiture rates of 11.03% and 1.70% for employees and directors, respectively.

As a result of applying the requirements of SFAS 123R, the Company recorded non-cash stock-based compensation expense of $639,954, or $0.03 per share, and $380,987, or $0.03 per (diluted) share, during the quarters ended December 31, 2007 and 2006, respectively. As of December 31, 2007, total unrecognized stock-based compensation expense resulting from the adoption of SFAS 123R was approximately $6,226,759, which has a weighted-average period of approximately 1.77 years to be recognized.

Preferred Stock Accretion — Prior to the conversion of all of the Company’s redeemable convertible preferred stock into common stock on May 2, 2007 when the Company completed an initial public offering (“IPO”) of its common stock, the Company used the interest method to increase the carrying amount of its redeemable convertible preferred stock on each balance sheet date, so that the carrying amount, initially the fair value of the security on the date of issue, would equal the redemption amount at the earliest redemption date. These periodic increases to the carrying amount also used the interest method to include amounts representing dividends not currently declared or paid, but which would have been payable under the redemption features had they been still accrued and unpaid at the redemption date.

Comprehensive Net Income (Loss) — Components of comprehensive income (loss) include net income (loss) and unrealized gains (loss) on available-for-sale securities, net of tax. Comprehensive income (loss) is presented in the statements of operations and comprehensive net income (loss).

Net Income (Loss) Per Common Share — Basic net income (loss) per common share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares and other dilutive securities outstanding during the period. Dilutive potential common shares resulting from the assumed exercise of outstanding stock options and warrants are determined based on the treasury stock method.

PHARMASSET, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

The following table provides each of the inputs to the calculations of basic and diluted net income (loss) attributable to common stockholders per share for the three months ended December 31, 2007 and 2006.

	Three Months Ended December 31,
	2007	2006
	(In thousands, except per share amounts)
Numerator:
Net income (loss) attributable to common stockholders	$(12,173)	$3,623

Denominator:
Weighted average common shares outstanding used in calculation of basic net income (loss) per share	21,264	10,504
Effect of dilutive securities:
Common stock options	—	505
Common stock warrants	—	—
Preferred Shares	—	—
Preferred stock warrants	—	—

Weighted average common shares outstanding used in calculation of diluted net income (loss) per share	21,264	11,009

Net income (loss) attributable to common stockholders per share:
Basic	$(0.57)	$0.35

Diluted	$(0.57)	$0.33

The following table summarizes the securities outstanding at the end of each period with the potential to become common stock that have been excluded from the computation of diluted net income (loss) attributable to common stockholders per share, as their effect would have been anti-dilutive.

	Three Months Ended December 31,
	2007	2006
	(In thousands)
Preferred shares	—	4,187
Preferred stock warrants	—	837
Common stock warrants	66	—
Options to purchase common stock	2,727	—

Total	2,793	5,024

Segment Reporting — Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions regarding resource allocation and assessing performance. The Company, which uses financial information in determining how to allocate resources and assess performance, has determined that it operates in one segment, which focuses on developing nucleoside analog drugs for the treatment of viral infections.

Recently Issued Accounting Standards — In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS 157 is not expected to have a material impact on the Company.

PHARMASSET, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

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

3. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	As Of December 31, 2007	As Of September 30, 2007
Accrued compensation	$276,065	$789,838
Accrued accounting fees	18,000	69,014
Accrued legal fees	604,124	700,605
Accrued license fees	—	1,195,000
Accrued clinical trial expenses	1,845,432	2,309,291
Other accrued expenses	263,745	449,659

	$3,007,366	$5,513,407

4. CONTRACT REVENUE AGREEMENTS

The following is a reconciliation between cash payments received and receivable under contract revenue agreements and contract revenue reported:

	Three Months Ended December 31,
	2007	2006
	(in thousands)
Cash received/receivable	$—	$7,925
Deferred	—	(375)
Amortization	464	567

Revenues	$464	$8,117

The Company recorded revenue from the collaboration agreement with Roche comprising 100.0% and 99.4% of total revenue during the three months ended December 31, 2007 and 2006, respectively. No other customer accounted for 10% or more of the Company’s total revenue in the periods presented herein.

Roche — In October 2004, the Company entered into a collaboration and license agreement with Roche to develop PSI-6130, PSI-6130 pro-drugs and chemically related nucleoside polymerase inhibitors for all indications, including the treatment of chronic HCV infections. Roche paid the Company an up-front payment of $8.0 million and has agreed to pay future research and development costs. The up-front payment has been recorded as deferred revenue and is being amortized over the estimated development period. Roche has also agreed to make milestone and commercialization payments to the Company for PSI-6130 and its pro-drugs, the lead nucleoside compound of the collaboration, assuming successful development and marketing in Roche’s territories. The portion of the above payments recorded as deferred revenue on the Company’s balance sheets as of December 31, 2007 and September 30, 2007 was $7.1 million and $7.6 million, respectively.

PHARMASSET, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

In addition, the Company will receive royalties paid as a percentage of total annual net product sales, if any, and the Company will be entitled to receive one time performance payments should net sales from the product exceed specified thresholds.

The Company granted Roche worldwide rights, excluding Latin America and Korea, to PSI-6130 and its related compounds. The Company retained certain co-promotion rights in the United States. The Company will be required to pay Roche royalties on net product sales, if any, in the territories the Company has retained. Roche will fund research related to the collaboration. Roche will fund and the Company will be responsible for preclinical work, the Investigational New Drug (“IND”) filing, and the initial clinical trial, while Roche will manage other preclinical studies and clinical development. Roche has reimbursed the Company $2.2 million and $0.7 million during the three months ended December 31, 2007 and 2006, respectively.

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

In conjunction with the agreement, Roche purchased 400,000 shares of the Company’s Series R redeemable convertible preferred stock and received warrants to purchase up to an additional 470,588 shares of Series R-1 redeemable convertible preferred stock for $4.0 million. These shares and warrants were initially recorded at fair value for financial reporting purposes. The 400,000 shares of Series R redeemable convertible preferred stock were converted into 266,666 shares of the Company’s common stock on May 2, 2007 when the Company completed its IPO of its common stock, and the related warrants expired without exercise on October 26, 2006.

5. STOCK PLANS

The Company’s 1998 Stock Plan (the “1998 Plan”) was originally adopted by its board of directors during 1998 and subsequently amended in 2000, 2004 and 2006. A maximum of 3,517,015 shares of the Company’s common stock were authorized for issuance under the 1998 Plan. The purpose of the 1998 Plan is to provide an incentive to officers, directors, employees, independent contractors and to other persons who provide significant services to the Company. Upon the closing of its IPO, which occurred on May 2, 2007, the Company adopted the 2007 Equity Incentive Plan (the “2007 Plan”). Upon the adoption of the 2007 Plan, no additional awards were granted under the 1998 Plan and the shares remaining for future grant under the 1998 Plan were transferred to the 2007 Plan. As of December 31, 2007, 897,461 shares of the Company’s common stock were reserved for future grants of stock options, stock appreciation rights, restricted stock, deferred stock, restricted stock units, performance shares, phantom stock and similar types of stock awards (as well as cash awards) under the 2007 Plan . Options granted under the 2007 Plan may be either “incentive stock options,” as defined under Section 422 of the Code or nonstatutory stock options. Options granted under the 2007 Plan shall be at per share exercise prices equal to the fair values of the shares on the dates of grant. The 2007 Plan will terminate in fiscal 2017 unless it is extended or terminated earlier pursuant to its terms. Generally, options granted under these plans have a contractual life of 10 years and vest pro rata over a four (4) year term. A summary of the Company’s stock option activity during the three months ended December 31, 2007 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding—September 30, 2007	2,101,273	$4.01
Granted	682,600	$13.65
Exercised	(55,625)	$5.49
Forfeited	(1,166)	$3.50

Outstanding—December 31, 2007	2,727,082	$6.39

Exercisable—December 31, 2007	1,223,414	$4.12

PHARMASSET, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

The range of exercise prices of options outstanding at December 31, 2007 was $1.50 to $14.00. The weighted average remaining contractual life of options outstanding at December 31, 2007 was 7.71 years. The total intrinsic value of options exercised during the three months ended December 31, 2007 was $439,103. At December 31, 2007 and September 30, 2007, $7,579,400 (including $6,226,759 resulting from the adoption of SFAS 123R) and $3,500,662 (including $1,977,912 resulting from the adoption of SFAS 123R), respectively, of deferred stock-based compensation expense related to employee stock options remained unamortized.

Outstanding as of December 31, 2007				Exercisable as of December 31, 2007
Number of Options	Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
130,000	$1.50-$2.99	1.46	$ 1.80	130,000	$ 1.80
1,570,050	$3.00-$4.49	7.62	$ 3.44	807,482	$ 3.29
53,833	$4.50-$5.99	7.16	$ 5.32	22,333	$ 5.10
170,600	$6.00-$7.49	4.69	$ 6.62	160,600	$ 6.61
119,999	$7.50-$10.40	8.39	$ 8.85	87,999	$ 8.80
682,600	$10.50-$14.00	9.80	$13.65	15,000	$13.67

As of December 31, 2007, there were options to purchase 2,580,266 shares of the Company’s common stock outstanding that were either vested or expected to vest in the future, of which options to purchase 1,223,414 shares were currently exercisable, with weighted average exercise prices of $6.26 and $4.12 per share, aggregate intrinsic values of $18,807,076 and $11,472,489, and weighted average remaining contractual terms of 7.64 and 6.31 years, respectively.

6. INCOME TAXES

Income tax expense was $0 during the quarters ended December 31, 2007 and 2006. The Company’s effective tax rate for the quarters ended December 31, 2007 and 2006 was 0%, as the Company expects to have a loss for the full tax year. The net deferred tax asset as of December 31, 2007 remains fully offset by a valuation allowance since it is more likely than not that such tax benefits will not be realized.

The Company accounts for income taxes under the asset and liability method. The Company provides deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the Company’s financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates expected to be in effect in the years in which the differences are expected to reverse. A valuation allowance is provided to reduce the deferred tax assets to the amount that is expected to be realized.

On October 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not file a return in a particular jurisdiction). Under FIN 48, the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts.

As a result of the adoption of FIN 48, there were no changes to the Company’s deferred tax assets as of October 1, 2007. The total amount of unrecognized tax benefits at October 1, 2007 was $126,000, all of which would favorably impact the Company’s effective tax rate if recognized. Since the unrecognized tax benefit has not been utilized on the Company’s tax returns, there is no liability recorded on the balance sheet. The Company does not have any interest or penalties accrued related to tax positions at adoption of FIN 48. In the event the Company determines that accrual of interest or penalties are necessary in the future, the amount will be presented as a component of income taxes.

PHARMASSET, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

As of December 31, 2007, the Company’s unrecognized tax benefits have not significantly changed. The Company does not expect any significant changes to the unrecognized tax benefits within twelve months of the reporting date.

The IRS could challenge tax positions taken by the Company for the periods for which there are open tax years. The Company is open to challenge for the periods of 2004-2007 from federal and state jurisdictions, and from 1998—2004 for foreign jurisdictions.

As of September 30, 2007, the Company has United States federal net operating loss carryforwards (“NOLs”) of approximately $25.1 million and gross (and net) deferred tax assets of approximately $17.0 million. In accordance with SFAS 109 “Accounting for Income Taxes”, or SFAS 109, the Company maintains a full valuation allowance against its deferred tax assets and liabilities.

Utilization of the NOLs and research and development credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to changes in ownership of the Company that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOL and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382. Due to the significant complexity and cost associated with a change in control study, and because there could be additional changes in control in the future, the Company has not formally assessed whether there has been one or more changes in control since the Company’s formation. If the Company has experienced a change of control at any time since Company formation, utilization of its NOL or research and development credit carryforwards would be subject to an annual limitation under Section 382. Any limitation may result in expiration of a portion of the NOL or research and development credit carryforwards before utilization which would reduce the Company’s gross deferred tax assets.

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

As of December 31, 2007, future payments under capital leases and minimum payments under non-cancelable operating leases are as follows:

PHARMASSET, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

	December 31, 2007
	Capital Lease	Operating Leases
Fiscal 2008	$126,394	$679,350
Fiscal 2009	42,131	872,886
Fiscal 2010	—	530,254

Total minimum payments required	168,525	$2,082,490

Less: Amounts representing interest	(6,260)

Minimum future payments of principal	162,265
Less: Current portion	(162,265)

Long-term portion	$—

8. LONG-TERM DEBT

On September 30, 2007, the Company entered into a Venture Loan and Security Agreement (“Loan Agreement”) with a lender that allows the Company to borrow up to $30.0 million in $10.0 million increments. The Company borrowed the first $10.0 million increment by signing a Secured Promissory Note (“Note”) in the amount of $10.0 million on October 5, 2007. The Note bears interest at 12% and interest only payments are due monthly beginning on December 1, 2007 through February 1, 2009 followed by 30 equal monthly payments of principal and interest beginning on March 1, 2009 through August 1, 2011. Principal monthly repayments on the first $10.0 million total $2.1 million in fiscal 2009, $3.9 million in fiscal 2010, and $4.0 million in fiscal 2011. Prepayment of the loan is subject to penalty and substantially all of the Company’s tangible and intangible assets (except for intellectual property) are collateral for the Loan Agreement.

The second $10.0 million increment is subject to ordinary and customary closing procedures as noted in the Loan Agreement, including the execution of a promissory note, and has a commitment termination date of March 31, 2008. The third $10.0 million increment is subject to ordinary and customary closing procedures as noted in the Loan Agreement, including the execution of a promissory note. It is also subject to the achievement of certain product development milestones and has a commitment termination date of November 30, 2008. The interest rate on future loans will be equal to the greater of 12% or 12% plus the difference between the one month LIBOR rate five days before the funding date for such loan and 5.32%. Future loans under this agreement, if any, will be repaid over a 45-month period with the first 15 monthly payments representing interest only followed by 30 equal monthly payments of principal and interest. Prepayment of any of the loans made pursuant to the Loan Agreement is subject to penalty and substantially all of the Company’s tangible and intangible assets (except for intellectual property) are collateral for the Loan Agreement.

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

In conjunction with entering into the Loan Agreement, the Company granted a warrant to the lender to purchase up to 149,377 shares of the Company’s common stock (See Note 9). Since these warrants were granted in conjunction with entering into the Loan Agreement and with the intention of executing a promissory note for the first $10.0 million loan, the fair value of the warrant was recorded as equity and deferred interest as of September 30, 2007. The deferred interest will be amortized over the term of the promissory note using the effective interest method. The warrant is immediately exercisable for 66,390 shares of common stock with the remaining 82,987 shares of common stock becoming exercisable in varying increments if the Company achieves certain milestones related to the development of certain products and if the Company chooses to borrow any additional amounts under the Loan Agreement.

PHARMASSET, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

9. STOCKHOLDERS’ EQUITY

Common Stock — As of December 31, 2007, the Company had 100,000,000 shares of common stock authorized with a par value of $0.001. The Company has reserved 3,624,544 shares of common stock for issuance upon the exercise of 2,727,082 outstanding common stock options and the remaining 897,461 shares of the Company’s common stock are reserved for future grants of stock options (or other similar equity instruments) under the Company’s 2007 Equity Incentive Plan as of December 31, 2007.

On May 2, 2007, the Company completed an IPO of 5,050,000 shares of its common stock at a public offering price of $9.00 per share. Net cash proceeds from the IPO were $40.7 million after deducting offering costs paid during fiscal 2007 and $39.1 million after deducting additional offering costs paid in fiscal 2006.

PHARMASSET, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Warrants — On September 30, 2007, in conjunction with entering into the Loan Agreement (See Note 8), the Company granted a warrant to the lender to purchase up to 149,377 shares of the Company’s common stock at a price of $12.05. The warrant is immediately exercisable for 66,390 shares of common stock and expires seven years from the date of grant or upon a change of control as defined in the Loan Agreement. The warrant was recorded as equity with a carrying value equal to its fair value on the date of grant calculated using the Black-Scholes warrant-pricing methodology. The remaining 82,987 shares under this warrant would become exercisable if the Company elects to enter into additional promissory notes with the lender and satisfies certain other borrowing conditions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with our condensed financial statements and the related notes to those condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Overview

We are a clinical-stage pharmaceutical company committed to discovering, developing and commercializing novel drugs to treat viral infections. Our primary focus is on the development of oral therapeutics for the treatment of hepatitis B virus (“HBV”), hepatitis C virus (“HCV”) and human immunodeficiency virus (“HIV”). We currently have three product candidates:

•	Clevudine, for the treatment of chronic HBV infection, is enrolling Phase 3 registration clinical trials;

•

R7128, a pro-drug of PSI-6130 for the treatment of HCV, is in Part 3 of a Phase 1 clinical trial through a collaboration with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (collectively, “Roche”); and

•	Racivir, for the treatment of HIV, which has completed a Phase 2 clinical trial.

Additionally, we are continuing to identify the best path forward for the development of dexelvucitabine, or DFC, for the treatment of HIV following the completion of a Phase 2b clinical trial. Our research and development efforts focus on a class of compounds known as nucleoside analogs, which act to inhibit the enzymes required for viral replication. We are applying our expertise in nucleoside chemistry to the discovery and development of additional antiviral therapeutics for HCV and HIV. For example, we have identified a new series of proprietary nucleoside pro-drugs that have demonstrated exceptional in vitro anti-HCV activity with the potential for liver targeting. We are currently conducting in vivo studies to select a preclinical development candidate from several lead compounds.

Clevudine is an oral, once-daily pyrimidine nucleoside analog that we are developing for the treatment of HBV. We licensed clevudine from Bukwang, a Korean pharmaceutical company. Bukwang received final product approval from Korean regulators in November 2006 and commercially launched clevudine in the Korean market in February 2007 under the brand name Levovir. In two completed Korean Phase 3 clinical trials in 337 patients, Studies 301 and 302, clevudine demonstrated the ability to significantly reduce HBV viral load in patients to undetectable levels and normalized liver enzyme levels. Furthermore, in Study 302, 16% of the e-antigen negative patients who had received clevudine demonstrated a sustained virologic response (“SVR”) 24 weeks after stopping therapy, versus 0% of the patients who had received the placebo. In March 2006, Bukwang completed Study 303, a Korean open-label follow-on study of clevudine in 55 treatment-naïve HBV patients, including 15 e-antigen negative patients. The results of Study 303 are consistent with the results of Studies 301 and 302 in terms of significantly reducing HBV viral load in patients to undetectable levels and normalizing liver enzyme levels. Additionally, in Study 303, 80% of e-antigen negative patients sustained a viral load that was undetectable 12 weeks after completing the 48-week course of therapy.

We initiated two Phase 3 clinical trials of clevudine for registration in North, Central and South America and Europe during the third calendar quarter of 2007. The clevudine registration studies include two 48-week Phase 3 clinical trials designed to test the superiority of once-daily doses of Clevudine 30mg over Hepsera 10mg (adefovir) on predetermined primary and secondary endpoints. Study 305 will be conducted in approximately 376 e-antigen positive patients, and Study 306 will be conducted in approximately 480 e-antigen negative patients. The primary endpoint of these registration studies is a composite measurement of the percentage of patients with undetectable HBV DNA (less than 300 copies/ml) and the normalization of liver enzyme levels at 48 weeks on therapy. We plan to continue the clevudine Phase 3 studies from week 48 to week 96 to gather additional safety and efficacy data, as well as assess clevudine’s SVR rate for HBV.

In October 2006, Roche and we initiated oral dosing of R7128 in a three part Phase 1 clinical trial under an Investigational New Drug (“IND”) filing. This trial is a multiple center, observer-blinded, randomized and placebo-controlled study designed to investigate the pharmacokinetics, pharmacodynamics, safety, tolerability and food effect of R7128 in healthy volunteers and in patients chronically infected with HCV genotype 1, as well as provide antiviral potency data over 14 and 28 days in patients chronically infected with HCV genotype 1. This adaptive Phase 1 study is comprised of three parts:

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

•

Part 3 is a 28-day study of R7128 in combination with Pegasys (pegylated interferon) plus Copegus (ribavirin) in up to 75 treatment-naïve patients chronically infected with HCV genotype 1. The primary objective of this study is to assess the safety, tolerability, and pharmacokinetics of R7128 in the clinically-relevant setting of combination therapy with the current standard of care for chronic HCV infection. The secondary objective of Part 3 is to evaluate the short-term change in HCV RNA. The study will include two to three oral dose regimens of R7128 (500 mg to 1500 mg) that are being administered twice-daily with Pegasys plus Copegus for 28 days. There will be 25 patients in each dose cohort with 20 patients randomized to receive R7128 and five patients randomized to receive placebo, all administered in combination with the standard of care. After completing 28 days of the triple combination regimen and a follow-up period of four weeks of Pegasys plus Copegus, all patients will then receive 40 weeks of open-label standard of care dosing under a separate protocol. Preliminary results from the 500mg and 1,500mg dose cohorts indicated:

•

Following 4 weeks of treatment with R7128 1500mg BID with Pegasys plus Copegus, patients achieved a mean 5.1 log10 IU/mL decrease in HCV RNA and 85% (17 of 20) achieved undetectable levels of HCV RNA (<15 IU/ml), or rapid virologic response (“RVR”).

•	Following 4 weeks of treatment with R7128 500mg BID with Pegasys plus Copegus, patients achieved a mean 3.8 log10 IU/mL decrease in HCV RNA and 30% (6 of 20) achieved RVR.

•	Following 4 weeks of treatment with placebo with Pegasys plus Copegus, patients achieved a mean 2.9 log10 IU/mL decrease in HCV RNA and 10% (1 of 10) achieved RVR.

•

R7128 was generally safe and well-tolerated. The preliminary safety and tolerability results were similar for R7128 500mg and 1,500mg in combination with Pegysys plus Copegus compared to the standard of care alone. There were no serious adverse events reported during the 28 day treatment period. The most common adverse events reported across the treatment groups were headache, chills, fatigue, nausea and fever. Grade 4 neutropenia was observed in 5% (1 of 20) of the patients receiving R7128 in each cohort and in 10% (1 of 10) of the patients receiving placebo, all within the expected range for standard of care.

Upon the successful completion of Phase 1, we plan to transfer the Investigational New Drug application for R7128 to Roche, who will become responsible for and seek FDA consent to conduct a Phase 2b study assessing a 12-week regimen of R7128 in combination with Pegasys plus Copegus in HCV-infected patients. We and Roche have agreed to a Phase 2b study design proposal that includes 12 weeks of dosing with R7128 in combination with Pegasys and Copegus. After completing 12 weeks of the triple combination regimen, various lengths of continued dosing with the standard of care alone will be explored. It is anticipated that the control arm for this study will evaluate the standard of care alone for 48 weeks. Preparation for the 12-week Phase 2b will begin in parallel with the completion of Phase 1 activities.

We cannot guarantee that the final results of this study or any future study of R7128 will corroborate earlier results, and further testing will be required to provide enough evidence regarding the safety and efficacy to support a New Drug Application (“NDA”) filing with the FDA in the future.

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

We have incurred substantial operating losses since our inception because we have devoted substantially all of our resources to our research and development activities and have not generated any revenue from the sale of approved drugs. As of December 31, 2007, we had an accumulated deficit of $69.3 million. We expect our operating losses to increase for at least the next several years as we continue to pursue the clinical development of clevudine, Racivir and our other product candidates, and as we expand our discovery and development pipeline. We expect our compensation expense to increase in the future as we implement our planned increase in the number of our employees.

We have funded our operations primarily through the sale of equity securities, payments received under collaboration agreements, government grants and interest earned on investments. We expect to continue to fund our operations over the next several years through the net proceeds of our initial public offering completed on May 2, 2007, our existing cash resources, borrowings under our existing Loan Agreement, potential future milestone payments that we expect to receive from Roche if certain conditions are satisfied, interest earned on our investments and additional capital to be raised through public or private equity offerings or debt financings. We will require significant additional financing in the future to fund our operations. Additional financing may not be available on acceptable terms, if at all. As of December 31, 2007, we had approximately $61.5 million of cash and cash equivalents and approximately $1.3 million of short-term investments.

Revenue

All of our product candidates are currently in development, and, therefore, we do not expect to generate any direct revenues from drug product sales for at least the next several years, if at all. Our revenues to date have been generated primarily from milestone payments under our collaboration agreements, license fees, research funding and grants. We currently have one collaboration agreement with Roche for the development of PSI-6130, its pro-drugs and related compounds. We entered into our collaboration agreement with Roche in October 2004. Roche subsequently paid us an up-front payment of $8.0 million. Pursuant to the terms of our collaboration agreement with Roche, we received $20.0 million in milestone payments during the year ended September 30, 2007. As of December 31, 2007, we had received an aggregate of $33.0 million in payments under the Roche collaboration agreement, including research funding and related fees as well as up-front and milestone payments.

Under the current terms of the Roche collaboration agreement, if we succeed in obtaining all of the regulatory approvals specified in the agreement for PSI-6130 or a pro-drug of PSI-6130, including R7128, as of December 31, 2007 the maximum future development and commercialization milestone payments payable to us are $115.0 million. Receipt of any additional milestone payments depends on many factors, some of which are beyond our control. We cannot assure you that we will receive any of these future payments.

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

We are currently focused on advancing the clinical development of clevudine, Racivir and R7128 (in collaboration with Roche). We anticipate that we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis. These determinations will be made in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment as to the product candidate’s commercial potential. Clevudine is in Phase 3 registration clinical trials which commenced dosing during the third calendar quarter of 2007. We currently estimate it will cost approximately $78.0 million, excluding the internal personnel costs associated with conducting these two registration trials, to progress clevudine’s clinical program to the filing of an NDA with the FDA. We do not believe, however, that it is possible at this time to accurately project total program-specific expenses through commercialization for clevudine or any of our other product candidates, as there are numerous factors associated with the successful commercialization of any of our drug candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Product candidates that may appear promising at early stages of development may not reach the market for a number of reasons. Product candidates may be found ineffective or cause harmful side effects during clinical trials, may take longer to progress through clinical trials than anticipated, may fail to receive necessary regulatory approvals and may prove impracticable to manufacture in commercial quantities at reasonable cost and with acceptable quality. The lengthy process of seeking FDA approvals requires the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining regulatory approvals could materially adversely affect our product development efforts. Because of these risks and uncertainties, we cannot predict when or whether we will successfully complete the development of our product candidates or the ultimate product development cost or whether we will obtain any approval required by the FDA on a timely basis, if at all.

As we obtain results from clinical trials, we may elect to discontinue or delay preliminary studies or clinical trials for a product candidate or development program in order to focus our resources on more promising product candidates or programs. We expect our research and development expenses to increase substantially as we continue the clinical development of clevudine and Racivir and as we continue our research and development activities. The maximum aggregate future milestone payments related to clevudine that we will have to pay to Bukwang if we succeed in obtaining all of the regulatory approvals and reach all marketing milestones specified in our agreement with Bukwang are $23.0 million. Additionally, we may pay up to an aggregate of $3.9 million in future milestone payments related to development and regulatory events under our license agreement for dioxolane thymine (“DOT”) with RFS Pharma LLC (“RFS Pharma”), which is a company founded by one of our significant stockholders, Dr. Raymond Schinazi.

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

Results of Operations

Three Months Ended December 31, 2007 and 2006

Revenues. Revenues were $0.5 million and $8.1 million during the quarters ended December 31, 2007 and 2006, respectively. Revenues during each period reflect amortization of up-front and subsequent collaborative and license payments received from Roche previously recorded as deferred revenue of $0.5 million and the revenues from the year ago quarter include a milestone payment of $7.5 million received pursuant to our Roche collaboration.

The following is a reconciliation between cash payments received and receivable under contract revenue agreements and contract revenue reported:

	Three Months Ended December 31,
	2007	2006
	(in thousands)
Cash received/receivable	$—	$7,925
Deferred	—	(375)
Amortization	464	567

Revenues	$464	$8,117

Research and Development Expenses. Research and development expenses increased to $10.6 million during the quarter ended December 31, 2007 from $2.6 million in the quarter ended December 31, 2006. This net increase of $8.0 million consists primarily of a $7.0 million increase in Phase 3 registration clinical trial expenses for clevudine, a $0.5 million increase in new drug discovery expenses, compensation expenses of $0.4 million resulting from an increase in headcount and a $0.1 million increase in non-cash stock compensation expense.

General and Administrative Expenses. General and Administrative expenses were $2.6 million during the quarter ended December 31, 2007, an increase of $0.5 million from $2.1 million in the quarter ended December 31, 2006. The increase of $0.5 million was due primarily to increases in audit fees of $0.2 million, insurance expense of $0.2 million and non-cash stock compensation expense of $0.1 million.

Investment Income. Investment income increased to $0.9 million during the quarter ended December 31, 2007 from $0.4 million in the quarter ended December 31, 2006. The increases were due to higher average invested cash balances during the quarter ended December 31, 2007, compared to the year ago quarter.

Interest Expense. Interest expense increased to $0.4 million during the quarter ended December 31, 2007 from $0.0 million in the quarter ended December 31, 2006. The increase is primarily due to interest on the $10.0 million of long-term debt we incurred during October 2007.

Redeemable Preferred Stock Accretion. Redeemable preferred stock accretion was $0.3 million during the three months ended December 31, 2006. There has been no redeemable preferred stock accretion subsequent to May 2, 2007 (when the Company completed an initial public offering (“IPO”) of its common stock) because all of the redeemable preferred stock outstanding was converted into common stock upon completion of the IPO.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily with the proceeds from our IPO, which was completed on May 2, 2007, private placements of our equity securities, payments received under our collaboration agreements, and government grants. Since our inception, we have raised approximately $103.2 million in net proceeds from sales of our equity securities, including $40.7 million from our IPO after deducting offering costs paid during fiscal 2007 ($39.1 million after deducting additional offering costs paid in fiscal 2006). At December 31, 2007, we held approximately $61.5 million in cash and cash equivalents and approximately $1.3 million of short-term investments. We have invested a substantial portion of our available cash funds in investment securities consisting of investment grade, marketable debt instruments of corporations, government agencies and financial institutions.

Net cash used in operating activities was $17.1 million during the three months ended December 31, 2007 and net cash provided by operating activities was $3.3 million during the three months ended December 31, 2006. The $20.4 million increase in net cash used in operating activities during the current year quarter, as compared to the year ago quarter was due primarily to a reduction in cash revenues received of $7.9 million, an increase in cash outflows for operating expenses of $8.2 million primarily resulting from our phase 3 clinical trials for clevudine, and an increase of $4.5 million of cash outflows associated with changes in operating assets and liabilities.

Net cash used in investing activities was $0.4 million and $0.2 million during the quarters ended December 31, 2007 and 2006, respectively, all of which was for the purchase of equipment, furniture and fixtures for our lab and office space.

Net cash provided by financing activities was $10.3 million during the quarter ended December 31, 2007, compared to $0.0 during the quarter ended December 31, 2006. The net cash provided by financing activities during the quarter ended December 31, 2007 includes borrowing of long-term debt of $10.0 million under the Loan Agreement we entered into during September 2007, along with proceeds from the exercise of stock options of $0.3 million.

On September 30, 2007, we entered into a Loan Agreement that allows us to borrow up to $30.0 million in $10.0 million increments. The Company borrowed the first $10.0 million increment by signing a Secured Promissory Note (“Note”) in the amount of $10.0 million on October 5, 2007. The Note bears interest at 12% and is scheduled to be repaid over a 45-month period beginning on December 1, 2007 with the first 15 monthly payments representing interest only followed by 30 equal monthly payments of principal and interest. The principal monthly repayments on the first $10.0 million begin on March 1, 2009 and total $2.1 million in fiscal 2009, $3.9 million in fiscal 2010, and $4.0 million in fiscal 2011. Prepayment of the loan is subject to penalty.

The second $10.0 million increment is subject to ordinary and customary closing procedures as noted in the Loan Agreement, including the execution of a promissory note, and has a commitment termination date of March 31, 2008. The third $10.0 million increment is subject to ordinary and customary closing procedures as noted in the Loan Agreement, including the execution of a promissory note. It is also subject to the achievement of certain product development milestones and has a commitment termination date of November 30, 2008. The interest rate on future loans will be equal to the greater of 12% or 12% plus the difference between the one month LIBOR rate five days before the funding date for such loan and 5.32%. Future loans under this agreement, if any, will be repaid over a 45-month period with the first 15 monthly payments representing interest only followed by 30 equal monthly payments of principal and interest. Prepayment of any of the loans made pursuant to the Loan Agreement is subject to penalty and substantially all of the Company’s tangible and intangible assets (except for intellectual property) are collateral for the Loan Agreement.

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

Developing product candidates, conducting clinical trials and commercializing product candidates are expensive and we will need to raise substantial additional funds to achieve our strategic objectives. Although we believe our existing cash resources as of December 31, 2007, together with borrowings available under our Loan Agreement and anticipated payments under our existing collaboration agreement, will be sufficient to fund our projected cash requirements for the next 18 months, we will require significant additional financing in the future to complete our clinical trials for clevudine and fund our other operations. Additional financing may not be available on acceptable terms, if at all. Our future capital requirements will depend on many factors, including:

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

As of December 31, 2007, future payments under the Loan Agreement, capital leases and minimum future payments under non-cancellable operating leases are as follows:

	Total	Payments Due By Period
		Less than 1 year	1-3 Years	4-5 Years	After 5 Years
Long-term debt obligations
Debt maturities	$10,000,000	$—	$7,035,119	$2,964,881	$—
Contractual interest	3,024,434	1,200,000	1,689,466	134,968	—
Capital lease obligations
Debt maturities	201,081	159,440	41,641	—	—
Contractual interest	9,576	9,086	490	—	—
Operating leases	2,308,611	905,471	1,403,140	—	—
Purchase obligations	—	—	—	—	—

Total contractual obligations	$15,543,702	$2,273,997	$10,169,856	$3,099,849	$—

The above contractual obligations table does not include amounts for milestone payments related to development, regulatory or commercialization events to licensors or collaboration partners, as the payments are contingent on the achievement of these milestones, which we have not achieved. DOT, which we licensed from RFS Pharma, is in the early stage of research and therefore it is not possible to predict when we would need to make a milestone payment. We may pay up to an aggregate of $4.5 million in milestone payments and certain cost reimbursements if we reach milestones related to development and regulatory events under our license agreement with RFS Pharma LLC. We also agreed to pay Emory University up to an aggregate of $1.0 million in future marketing milestone payments under our license agreement for DFC. Under our collaboration and license agreement with Bukwang for clevudine, we may pay up to $23.0 million in future milestone payments related to development, regulatory and commercialization events. Under our license agreement with Emory University for Racivir, we agreed to pay Emory University up to an aggregate of $1.0 million in future marketing milestone payments.

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

Revenue Recognition

The Company recognizes revenues in accordance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (“SAB No. 104”). SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectibility is reasonably assured. For arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets, the Company recognizes revenue in accordance with the guidance of Emerging Issues Task Force (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables.

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

Accrued Expenses

We are required to estimate accrued expenses as part of our process of preparing financial statements. This process involves estimating the level of service performed on our behalf and the associated cost incurred in instances where we have not been invoiced or otherwise notified of actual costs. Examples of areas in which subjective judgments may be required include costs associated with services provided by contract organizations for preclinical development, clinical trials and manufacturing of clinical materials. We account for expenses associated with these external services by determining the total cost of a given study based on the terms of the related contract. We accrue for costs incurred as the services are being provided by monitoring the status of the trials and the invoices received from our external service providers. In the case of clinical trials, the estimated cost normally relates to the projected costs of treating the patients in our trials, which we recognize over the estimated term of the trial according to the number of patients enrolled in the trial on an ongoing basis, beginning with patient enrollment. As actual costs become known to us, we adjust our accruals. To date, the number of clinical trials and related research service agreements has been relatively limited and our estimates have not differed significantly from the actual costs incurred. We expect, however, as clinical trials for clevudine, Racivir and R7128 advance, our estimated accruals for clinical and research services will be more material to our operations in future periods.

Stock-based Compensation

We account for stock-based employee compensation arrangements in accordance with the provisions of SFAS 123R. SFAS 123R requires companies to recognize stock compensation expense for awards of equity instruments to employees based on grant-date fair value of those awards (with limited exceptions). We adopted SFAS 123R using the modified prospective method, which results in recognition of compensation expense for all share-based awards granted or modified after October 1, 2006 as well as all unvested awards outstanding at the date of adoption. The cost is recognized as compensation expense over the life of the instruments, based upon the grant-date fair value of the equity or liability instruments issued. Prior to October 1, 2006, we accounted for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “ Accounting for Stock Issued to Employees “ (“APB 25”) and related interpretations and had adopted the pro forma disclosure option for stock-based employee compensation under SFAS No. 123, “ Accounting for Stock-Based Compensation “ (“SFAS No. 123”). Stock options granted to consultants are periodically valued as they vest in accordance with EITF 96-18, “ Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” using a Black-Scholes option pricing model. The fair value of our employee and director options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended December 31,
	2007	2006
Risk free interest rate	4.27%	4.48%
Expected dividend yield	0.0%	0.0%
Expected lives (years)	6.07	6.07
Expected volatility	57.83%	54.60%
Weighted-average fair value of options granted	$7.96	$2.27

Recently Issued Accounting Standards

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

Interest Rate Risk

Regarding our exposure to interest rate risk, there have been no material changes to the information in our Annual Report on Form 10-K filed with the SEC on December 31, 2007. In summary, we invest our excess cash in high quality, interest-bearing securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality marketable debt instruments of corporations, government agencies and financial institutions with maturities of less than two years. In addition, the $10.0 million we borrowed during October 2007 has a fixed interest rate of 12%.

Foreign Currency Exchange Rate Risk

Regarding our exposure to foreign currency exchange rate risk, there have been no material changes to the information in our Annual Report on Form 10-K filed with the SEC on December 31, 2007. In summary, we have entered into some agreements denominated, wholly or partly, in foreign currencies, and, in the future, we may enter into additional agreements denominated in foreign currencies. If the values of these currencies increase against the United States dollar, our costs would increase. To date, we have not entered into any contracts to reduce the risk of fluctuations in currency exchange rates. In the future, depending upon the amounts payable under any such agreements, we may enter into forward foreign exchange contracts to reduce the risk of unpredictable changes in our costs. However, due to the variability of timing and amount of payments under any such agreements, foreign exchange contracts may not mitigate the potential adverse impact on our financial results.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 (“Form 10-K”). You should carefully consider the risks described in our Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the risks actually occur, our business, financial conditions or results of operations could be negatively affected.

ITEM 6.	EXHIBITS

Exhibit Number	Description
31.1*	Rule 13a-14(a)/15d-14(a) Certification

31.2*	Rule 13a-14(a)/15d-14(a) Certification

32*	Section 1350 Certifications

* - Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARMASSET, INC.

Date: February 14, 2008	By:	/s/ Kurt Leutzinger
Kurt Leutzinger
Chief Financial Officer
(duly authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications