Form 10-Q
period 2008-03-31
Pharmasset Inc
filed 2008-05-15
CIK 1301081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of April 30, 2008 was 21,586,088.

PHARMASSET, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2008

INDEX

		Page
PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements	4

	Condensed Balance Sheets as of March 31, 2008 (Unaudited) and September 30, 2007	4

	Condensed Statements of Operations and Comprehensive Net (Loss) Income for the Three and Six Months Ended March 31, 2008 (Unaudited) and 2007 (Unaudited)	5

	Condensed Statements of Cash Flows for the Six Months Ended March 31, 2008 (Unaudited) and 2007 (Unaudited)	6

	Notes to Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	30

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 4.	Submission of Matters to a Vote of Security Holders	31

Item 6.	Exhibits	31

SIGNATURES		32

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

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PHARMASSET, INC.

CONDENSED BALANCE SHEETS

	As of March 31, 2008	As of September 30, 2007
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$62,961,991	$68,745,694
Short-term investments	1,224,489	1,252,113
Amounts due under collaborative agreements	1,477,434	919,110
Prepaid expenses and other assets	954,977	783,311

Total current assets	66,618,891	71,700,228

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
Laboratory, office furniture and equipment	3,074,611	2,462,647
Leasehold improvements	1,836,553	1,836,553

	4,911,164	4,299,200
Less accumulated depreciation and amortization	(1,924,661)	(1,437,080)

Total equipment and leasehold improvements, net	2,986,503	2,862,120
OTHER ASSETS	267,163	1,282,051

TOTAL	$69,872,557	$75,844,399

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$287,481	$—
Current portion of capital lease obligation	122,762	159,440
Accounts payable	1,709,112	3,281,600
Accrued expenses	3,845,332	5,513,407
Deferred rent	124,462	124,462
Deferred revenue	1,857,136	1,857,136

Total current liabilities	7,946,285	10,936,045
DEFERRED RENT	142,194	204,256
NON CURRENT PORTION OF CAPITAL LEASE OBLIGATION	—	41,641
DEFERRED REVENUE	4,797,548	5,726,131
LONG-TERM DEBT, NET	18,671,040	—

Total liabilities	31,557,067	16,908,073

COMMITMENTS
STOCKHOLDERS’ EQUITY
Common Stock, $0.001 par value, 100,000,000 shares authorized, 21,531,980 and 21,232,991 shares issued and outstanding at March 31, 2008 (unaudited) and September 30, 2007, respectively	21,532	21,233
Warrants to purchase 116,183 shares of common stock for $12.05 per share, with 66,390 exercisable starting September 30, 2007, and 49,793 shares exercisable starting March 28, 2008 (unaudited)	1,140,114	526,720
Additional paid-in capital	118,622,206	115,518,201
Accumulated other comprehensive (loss) income	(25,167)	4,405
Accumulated deficit	(81,443,195)	(57,134,233)

Total stockholders’ equity	38,315,490	58,936,326

TOTAL	$69,872,557	$75,844,399

See notes to financial statements.

PHARMASSET, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE NET (LOSS) INCOME

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
REVENUES:	$464,292	$5,464,291	$928,583	$13,580,875

COSTS AND EXPENSES:
Research and development	8,990,469	5,109,224	19,540,840	7,670,709
General and administrative	3,809,073	2,197,014	6,428,818	4,252,052

Total costs and expenses	12,799,542	7,306,238	25,969,658	11,922,761

OPERATING (LOSS) INCOME	(12,335,250)	(1,841,947)	(25,041,075)	1,658,114
INVESTMENT INCOME	585,048	390,093	1,481,450	799,079
INTEREST EXPENSE	(386,161)	(5,092)	(749,337)	(6,933)

(LOSS) INCOME BEFORE INCOME TAXES	(12,136,363)	(1,456,946)	(24,308,962)	2,450,260
PROVISION FOR INCOME TAXES	—	—	—	—

NET (LOSS) INCOME	(12,136,363)	(1,456,946)	(24,308,962)	2,450,260
REDEEMABLE PREFERRED STOCK ACCRETION	—	286,834	—	571,030

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(12,136,363)	$(1,743,780)	$(24,308,962)	$1,879,230

COMPREHENSIVE NET (LOSS) INCOME:
NET (LOSS) INCOME	$(12,136,363)	$(1,456,946)	$(24,308,962)	$2,450,260
UNREALIZED GAIN (LOSS) ON AVAILABLE-FOR-SALE INVESTMENTS	(29,572)	230	(29,572)	2,425

COMPREHENSIVE NET (LOSS) INCOME	$(12,165,935)	$(1,456,716)	$(24,338,534)	$2,452,685

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE:
BASIC	$(0.57)	$(0.16)	$(1.14)	$0.18
DILUTED	$(0.57)	$(0.16)	$(1.14)	$0.15
WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	21,379,638	10,697,702	21,321,336	10,600,137
DILUTED	21,379,638	10,697,702	21,321,336	16,345,269

See notes to financial statements.

PHARMASSET, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(24,308,962)	$2,450,260
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	487,580	437,785
Non-cash stock compensation	1,653,247	1,133,284
Non-cash interest expense	143,182	—
Changes in operating assets and liabilities:
Amounts due under collaborative agreements, prepaid expenses and other assets	(456,018)	(201,704)
Accounts payable	(1,572,488)	15,830
Accrued expenses	(1,500,374)	289,564
Deferred rent	(62,062)	(62,060)
Deferred revenue	(928,583)	(656,261)

Net cash (used in) provided by operating activities	(26,544,478)	3,406,698

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and leasehold improvements	(611,963)	(214,940)

Net cash used in investing activities	(611,963)	(214,940)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	20,000,000	—
Proceeds from exercise of stock options	1,451,057	877,960
Principal payments on capital lease obligations	(78,319)	(36,823)
Offering costs paid	—	(156,514)

Net cash provided by financing activities	21,372,738	684,623

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,783,703)	3,876,381
CASH AND CASH EQUIVALENTS—Beginning of period	68,745,694	26,182,316

CASH AND CASH EQUIVALENTS—End of period	$62,961,991	$30,058,697

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$606,155	$—
Noncash transactions:
Accretion of redeemable convertible preferred stock to redemption value	$—	$571,030
Accretion of redeemable common stock to redemption value	$—	$1,094,263
Fixed assets purchased on account	$—	$276,697
Unrealized (loss) gain on available-for-sale investments	$(29,572)	$2,425
Capital lease obligations incurred	$—	$313,520
Warrants granted in connection with debt financing	$613,394	$—

See notes to financial statements.

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business — Pharmasset, Inc. (“Pharmasset” or “the Company”) is a clinical-stage pharmaceutical company committed to discovering, developing and commercializing novel drugs to treat viral infections. The Company’s primary focus is on the development of oral therapeutics for the treatment of hepatitis B virus (“HBV”), hepatitis C virus (“HCV”) and human immunodeficiency virus (“HIV”). The Company currently has three product candidates: clevudine, in Phase 3 registration clinical trials for the treatment of HBV; R7128, a pro-drug of PSI-6130, in a 4-week Phase 1 clinical trial for the treatment of HCV through a collaboration with F. Hoffmann-La Roche Ltd and Hoffmann- La Roche Inc. (collectively, “Roche”); and Racivir, which has completed a Phase 2 clinical trial for the treatment of HIV. The Company is also continuing to identify the best path forward for development of dexelvucitabine, or DFC, for the treatment of HIV following the completion of a Phase 2b clinical trial. Additionally, the Company has identified proprietary, next generation HCV preclinical product candidates that are being evaluated for potential clinical development. The Company’s research and development efforts focus on a class of compounds known as nucleoside analogs, which act to inhibit the natural enzymes required for viral replication. The Company is applying its expertise in nucleoside chemistry to the discovery and development of additional antiviral therapeutics. The Company is subject to risks common to companies in the pharmaceutical industry including, but not limited to, product development risks, protection of proprietary intellectual property, compliance with government regulations, dependence on key personnel, the need to obtain additional financing, uncertainty of market acceptance of products, and product liability. (See Part II, Item 1A. – Risk Factors for additional information).

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

Other than the adoption of the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”) during the three months ended December 31, 2007, there have been no significant changes in the Company’s accounting policies during the six months ended March 31, 2008 as compared to the significant accounting policies described in its Annual Report on Form 10-K for the year ended September 30, 2007.

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

Cash and Cash Equivalents — Cash and cash equivalents represent cash and highly liquid investments purchased within three months of the maturity date and consisted primarily of mutual and money market funds.

Investments — The Company invests available cash primarily in mutual and money market funds, bank certificates of deposit and investment-grade commercial paper, corporate notes, and government securities. All investments are classified as available-for-sale and are carried at fair market value with unrealized gains and losses recorded in accumulated other comprehensive (loss) income. For purpose of determining realized gains and losses, the cost of securities sold is based on specific identification.

Deferred Offering Costs — Costs incurred in connection with an equity offering are deferred and upon completion of the equity offering, are applied against the proceeds from the offering.

Deferred Financing Costs — Costs incurred in connection with debt offerings are deferred (and included in prepaid expenses and other current assets and other (long-term) assets on the balance sheet), and amortized as interest expense over the term of the related debt using the effective interest method. The amortization expense is included in interest expense in the statements of operations and comprehensive net (loss) income.

Equipment and Leasehold Improvements — Equipment and leasehold improvements are recorded at cost and are depreciated using the straight-line method over the following estimated useful lives of the assets: computer equipment—three years; laboratory and office equipment—seven years; and leasehold improvements—over the lesser of the estimated life of the asset and the lease term. Expenditures for maintenance and repairs are expensed as incurred. Capital expenditures, which improve and extend the life of the related assets, are capitalized.

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

Fair Value of Financial Instruments — The carrying amounts of cash and cash equivalents, amounts due under collaborative agreements, accounts payable, and accrued expenses approximate fair value because of their short-term nature. Investments at March 31, 2008 and September 30, 2007 are classified as available-for-sale securities and carried at fair market value. The fair value of the Company’s debt as of March 31, 2008 approximates the carrying value. The fair value is based on management’s estimate of current rates available to the Company for similar debt with the same remaining maturity.

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

For the six months ended March 31, 2007 the Company derived substantially all of its revenues from one customer, and during the three months ended March 31, 2008 and 2007, and six months ended March 31, 2008, the Company derived all of its revenues from one customer (see Note 4).

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

Where the Company has continuing performance obligations under the terms of a collaborative arrangement, non-refundable upfront license payments received upon contract signing are recorded as deferred revenue and recognized as revenues as the related activities are performed. The period over which these activities are to be performed is based upon management’s estimate of the development period. Changes in management’s estimate could change the period over which revenues are recognized. Payments for research funding are recognized as revenues as the related research activities are performed.

The Company recognizes revenues from milestone payments when earned, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement and (ii) the Company does not have ongoing performance obligations. Milestone payments are considered substantive if all of the following conditions are met: the milestone payment is non-refundable; achievement of the milestone was not reasonably assured at the inception of the arrangement; substantive effort is involved to achieve the milestone; and the amount of the milestone appears reasonable in relation to the effort expended, the other milestones in the arrangement and the related risk associated with the achievement of the milestone. Any amounts received under the agreements in advance of performance, if deemed substantive, are recorded as deferred revenue and recognized as revenues as the Company completes its performance obligations.

Where the Company has no continuing involvement under a collaborative arrangement, the Company records nonrefundable license fee revenues when the Company has the contractual right to receive the payment, in accordance with the terms of the license agreement, and records milestones upon appropriate notification to the Company of achievement of the milestones by the collaborative partner.

Deferred revenue associated with a non-refundable payment received under a collaborative agreement that is terminated prior to its completion results in an immediate recognition of the deferred revenue.

Research and Development Expenses — Research and development expenses consist primarily of salaries and related personnel expenses, fees paid to external service providers, costs of preclinical studies and clinical trials, drug and laboratory supplies, costs for facilities and equipment and the costs of intangibles that are purchased from others for use in research and development activities, such as in-licensed product candidates, that have no alternative future uses. Research and development expenses are included in operating expenses when incurred. Reimbursements received from the Company’s collaborators for third-party research and development expenses incurred by the Company on their behalf are recorded as a contra-expense. Amounts due from collaborators for reimbursement of research and development expenses are recorded on the balance sheets as “Amounts due under collaborative agreements.”

Stock-Based Compensation — On October 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”). This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and its related implementation guidance. SFAS 123R requires companies to recognize stock compensation expense for awards of equity instruments to employees based on grant-date fair value of those awards (with limited exceptions). The Company adopted SFAS 123R using the modified prospective method, which results in recognition of compensation expense for all share-based awards granted or modified after October 1, 2006 as well as all unvested awards outstanding at the date of adoption. Stock options granted to consultants are periodically valued as they vest in accordance with EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” using a Black-Scholes option pricing model. Stock-based compensation expense is included in both research and development expenses and in general and administrative expenses in the statements of operations and comprehensive net (loss) income. Since the Company’s stock was not publicly traded prior to April 27, 2007, the expected volatility was calculated for each date of grant prior to having a publicly traded stock based on the “peer method.” The Company identified companies that trade publicly within the pharmaceutical industry that have similar SIC codes, employee count and revenues. The Company had chosen the weekly high price volatility for these companies for a period of five years. Effective October 1, 2006 the Company has used the weekly high price for these companies for a period of six years to coordinate with the expected term calculated pursuant to SAB No. 107, relating to share-based payment, (“SAB 107”) issued by the SEC. The volatility of the stock prices of these companies have increased in the aggregate over the periods presented, therefore the expected volatility calculated for the Company has increased. The assumptions used and weighted-average information for employee and director grants for the three and six months ended March 31, 2008 and 2007, are as follows:

Employee and Director Grants:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Risk free interest rate	2.92%	4.69%	4.16%	4.54%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected lives (years)	5.79	6.02	6.05	6.06
Expected volatility	53.60%	53.20%	57.05%	54.10%
Weighted-average fair value of options granted	$9.16	$2.49	$8.05	$2.34

During the quarter ended March 31, 2008, the Company granted 56,500 stock options at fair values ranging from $7.87 to $17.85 per share, risk free interest rates ranging from 2.76% to 3.39%, an expected volatility of the market price of the Company’s common stock ranging from 52.54% to 56.28%, a dividend yield of 0%, an expected life ranging from 5.66 years to 6.11 years, and forfeiture rates of 11.03% and 1.70% for employees and directors, respectively.

As a result of applying the requirements of SFAS 123R, the Company recorded non-cash stock-based compensation expense of $681,421, or $0.03 per share, and $385,973 (including $1,671 of expenses for options granted to consultants), or $0.04 per share, during the three months ended March 31, 2008 and 2007, respectively, and $1,321,375, or $0.06 per share, and $766,960, or $0.05 per (diluted) share, during the six months ended March 31, 2008 and 2007, respectively. As of March 31, 2008, total unrecognized stock-based compensation expense resulting from the adoption of SFAS 123R was approximately $6,040,221, which has a weighted- average period of approximately 1.68 years to be recognized.

Preferred Stock Accretion — Prior to the conversion of all of the Company’s redeemable convertible preferred stock into common stock on May 2, 2007 when the Company completed an initial public offering (“IPO”) of its common stock, the Company used the effective interest method to increase the carrying amount of its redeemable convertible preferred stock on each balance sheet date, so that the carrying amount, initially the fair value of the security on the date of issue, would equal the redemption amount at the earliest redemption date. These periodic increases to the carrying amount also used the effective interest method to include amounts representing dividends not currently declared or paid, but which would have been payable under the redemption features had they been still accrued and unpaid at the redemption date.

Comprehensive Net Income (Loss) — Components of comprehensive income (loss) include net income (loss) and unrealized gain (loss) on available-for-sale securities, net of tax. Comprehensive income (loss) is presented in the statements of operations and comprehensive net income (loss).

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

The following table provides each of the inputs to the calculations of basic and diluted net (loss) income attributable to common stockholders per share for the three and six months ended months ended March 31, 2008 and 2007.

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
	(In thousands, except per share amounts)
Numerator:
Net (loss) income attributable to common stockholders	$(12,136)	$(1,744)	$(24,309)	$1,879

Denominator:
Weighted average common shares outstanding used in calculation of basic net (loss) income per share	21,380	10,698	21,321	10,600
Effect of dilutive securities:
Common stock options	—		—	733
Common stock warrants	—	—	—	—
Preferred stock	—	—	—	4,193
Preferred stock warrants	—	—	—	819

Weighted average common shares outstanding used in calculation of diluted net (loss) income per share	21,380	10,698	21,321	16,345

Net (loss) income attributable to common stockholders per share:
Basic	$(0.57)	$(0.16)	$(1.14)	$0.18

Diluted	$(0.57)	$(0.16)	$(1.14)	$0.15

The following table summarizes the securities outstanding at the end of each period with the potential to become common stock that have been excluded from the computation of diluted net (loss) income attributable to common stockholders per share, as their effect would have been anti-dilutive.

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Preferred stock	—	4,192	—	—
Preferred stock warrants	—	837	—	—
Common stock warrants	116	—	116	—
Options to purchase common stock	2,540	2,493	2,540	1,760

Total	2,656	7,522	2,656	1,760

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

Reclassification — Certain amounts in the 2007 condensed statement of cash flows have been reclassified to conform to the 2008 presentation.

Recently Issued Accounting Pronouncements — In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS 157 is not expected to have a material impact on the Company.

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

In December 2007, the EITF reached a consensus on Issue No. 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”). The EITF concluded on the definition of a collaborative arrangement and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19 and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated and the terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF 07-1 applies to the entire collaborative agreement. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. The Company is currently evaluating the requirements of EITF 07-1; however it does not believe that its adoption will have a significant impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” (“SFAS 141R”) which changes the accounting for business acquisitions. SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company has not yet determined the impact SFAS 141R may have on its results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” (“SFAS 160”) which establishes new standards governing the accounting for and reporting of noncontrolling interests (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decrease in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also requires changes to certain presentation and disclosure requirements. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The provisions of the standard are to be applied to all NCIs prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively to all periods presented. The Company has not yet determined the impact SFAS 160 may have on its results of operations or financial position.

3. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	As of March 31, 2008	As of September 30, 2007
Accrued compensation	$816,862	$789,838
Accrued accounting fees	90,348	69,014
Accrued legal fees	706,824	700,605
Accrued license fees	—	1,195,000
Accrued clinical trial expenses	1,724,278	2,309,291
Other accrued expenses	507,020	449,659

	$3,845,332	$5,513,407

4. CONTRACT REVENUE AGREEMENTS

The following is a reconciliation between cash payments received and receivable under contract revenue agreements and contract revenue reported:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
	(in thousands)
Cash received/receivable	$—	$5,000	$—	$12,925
Deferred	—	—	—	(375)
Amortization	464	464	929	1,031

Revenues	$464	$5,464	$929	$13,581

The Company recorded revenues from the collaboration agreement with Roche comprising 100.0% of total revenues during the three months ended March 31, 2008 and 2007, and the six months ended March 31, 2008. During the six months ended March 31, 2007, Roche represented 99.6% of total revenues. No other customer accounted for 10% or more of the Company’s total revenues in the periods presented herein.

Roche — In October 2004, the Company entered into a collaboration and license agreement with Roche to develop PSI-6130, PSI-6130 pro-drugs (including R7128) and chemically related nucleoside polymerase inhibitors for all indications, including the treatment of chronic HCV infections. Roche paid the Company an up-front payment of $8.0 million and has agreed to pay future research and development costs. The up-front payment has been recorded as deferred revenue and is being amortized over the estimated development period. Roche is also required to make certain payments to the Company for PSI-6130 and its pro-drugs, the lead nucleoside compound of the collaboration, upon the achievement of predefined development and marketing milestones in Roche’s territories. The portion of the above payments recorded as deferred revenue on the Company’s balance sheets as of March 31, 2008 and September 30, 2007 was $6.7 million and $7.6 million, respectively.

In addition, the Company will receive royalties paid as a percentage of total annual net product sales, if any, in Roche’s licensed territories, and the Company will be entitled to receive one time performance payments should net sales from the product exceed specified thresholds.

The Company granted Roche worldwide rights, excluding Latin America and Korea, to PSI-6130 and its related compounds. The Company retained certain co-promotion rights in the United States. The Company will be required to pay Roche royalties on net product sales, if any, in the territories the Company has retained. Roche will fund research related to the collaboration. Roche will fund and the Company will be responsible for preclinical work, the Investigational New Drug (“IND”) filing, and the initial clinical trial, while Roche will manage other preclinical studies and clinical development. Roche has reimbursed the Company $0.7 million and $0.6 million during the three months ended March 31, 2008 and 2007, and $2.8 million and $1.3 million during the six months ended March 31, 2008 and 2007, respectively. Upon the completion of the ongoing Phase 1 study, the Company expects to transfer the IND application for R7128 to Roche and Roche will continue to fund all of the expenses of, and be responsible for, other preclinical studies and future clinical development of R7128. We will continue to jointly oversee all development activities with Roche.

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

5. STOCK PLANS

The Company’s 1998 Stock Plan (the “1998 Plan”) was originally adopted by its board of directors during 1998 and subsequently amended in 2000, 2004 and 2006. A maximum of 3,517,015 shares of the Company’s common stock were authorized for issuance under the 1998 Plan. The purpose of the 1998 Plan is to provide an incentive to officers, directors, employees, independent contractors and to other persons who provide significant services to the Company. Upon the closing of its IPO, which occurred on May 2, 2007, the Company adopted the 2007 Equity Incentive Plan (the “2007 Plan”). Upon the adoption of the 2007 Plan, no additional awards were granted under the 1998 Plan and the shares remaining for future grant under the 1998 Plan were transferred to the 2007 Plan. As of March 31, 2008, 840,962 shares of the Company’s common stock were reserved for future grants of stock options, stock appreciation rights, restricted stock, deferred stock, restricted stock units, performance shares, phantom stock and similar types of stock awards (as well as cash awards) under the 2007 Plan . Options granted under the 2007 Plan may be either “incentive stock options,” as defined under Section 422 of the Internal Revenue Code of 1986 or nonstatutory stock options. Options granted under the 2007 Plan shall be at per share exercise prices equal to the fair values of the shares on the dates of grant. The 2007 Plan will terminate in fiscal 2017 unless it is extended or terminated earlier pursuant to its terms. Generally, options granted under these plans have a contractual life of 10 years and vest pro rata over a four (4) year term. A summary of the Company’s stock option activity during the six months ended March 31, 2008 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding - September 30, 2007	2,101,273	$4.01
Granted (unaudited)	682,600	$13.65
Exercised (unaudited)	(55,625)	$5.49
Forfeited (unaudited)	(1,166)	$3.50

Outstanding - December 31, 2007 (unaudited)	2,727,082	$6.39
Granted (unaudited)	56,500	$17.50
Exercised (unaudited)	(243,367)	$4.71
Forfeited (unaudited)	—	—

Outstanding - March 31, 2008 (unaudited)	2,540,215	$6.80

Exercisable - September 30, 2007	1,096,430	$4.16

Exercisable - December 31, 2007 (unaudited)	1,223,414	$4.12

Exercisable - March 31, 2008 (unaudited)	1,150,094	$4.07

The range of exercise prices of options outstanding at March 31, 2008 was $1.50 to $32.00. The weighted average remaining contractual life of options outstanding at March 31, 2008 was 7.67 years. The total intrinsic value of options exercised during the six months ended March 31, 2008 was $4,187,218. At March 31, 2008 and September 30, 2007, $7,210,620 (including $6,040,221 resulting from the adoption of SFAS 123R) and $3,500,662 (including $1,977,912 resulting from the adoption of SFAS 123R), respectively, of deferred stock-based compensation expense related to employee stock options remained unamortized.

Outstanding as of March 31, 2008				Exercisable as of March 31, 2008
Number of Options	Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
122,167	$1.50-$2.99	1.22	$1.82	122,167	$1.82
1,438,181	$3.00-$4.49	7.36	$3.43	817,326	$3.29
40,833	$4.50-$5.99	8.48	$5.43	17,667	$5.37
79,935	$6.00-$7.49	4.23	$6.47	79,935	$6.47
119,999	$7.50-$10.49	8.14	$8.85	87,999	$8.80
692,600	$10.50-$14.99	9.55	$13.65	15,000	$13.67
45,500	$15.00-$29.99	9.97	$17.95	10,000	$17.55
1,000	$30.00-$45.00	9.81	$32.00	—	$—

As of March 31, 2008, there were options to purchase 2,410,484 shares of the Company’s common stock outstanding that were either vested or expected to vest in the future, of which options to purchase 1,150,094 shares were currently exercisable, with weighted average exercise prices of $6.64 and $4.07 per share, aggregate intrinsic values of $27,473,510 and $16,058,607 and weighted average remaining contractual terms of 7.59 and 6.31 years, respectively.

6. INCOME TAXES

Income tax expense was $0 during the three and six months ended March 31, 2008 and 2007. The Company’s effective tax rate for the three and six months ended March 31, 2008 and 2007 was 0%, as the Company expects to have a loss for the full tax year. The net deferred tax asset as of March 31, 2008 remains fully offset by a valuation allowance since it is more likely than not that such tax benefits will not be realized.

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

On October 1, 2007, the Company adopted FIN 48. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). Under FIN 48, the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts.

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

As of March 31, 2008, the Company’s unrecognized tax benefits have not significantly changed. The Company does not expect any significant changes to the unrecognized tax benefits within twelve months of the reporting date.

The IRS could challenge tax positions taken by the Company for the periods for which there are open tax years. The Company is open to challenge for the periods of 2004-2007 from federal and state jurisdictions, and from 1998 - 2004 for foreign jurisdictions.

As of September 30, 2007, the Company has United States federal net operating loss carryforwards (“NOLs”) of approximately $25.1 million and gross (and net) deferred tax assets of approximately $17.0 million. The Company maintains a full valuation allowance against its deferred tax assets and liabilities since it is more likely than not that such tax benefits will not be realized.

Utilization of the NOLs and research and development tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to changes in ownership of the Company that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOL and research and development tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382. Due to the significant complexity and cost associated with a change in control study, and because there could be additional changes in control in the future, the Company has not formally assessed whether there has been one or more changes in control since the Company’s formation. If the Company has experienced a change of control at any time since Company formation, utilization of its NOL or research and development credit carryforwards would be subject to an annual limitation under Section 382. Any limitation may result in expiration of a portion of the NOL or research and development credit carryforwards before utilization which would reduce the Company’s gross deferred tax assets.

7. COMMITMENTS

On May 23, 2005, the Company entered into an operating lease for office and laboratory space through May 22, 2010, in Princeton, New Jersey. Monthly lease payments began May 23, 2005. The Company also leases office space in Durham, North Carolina. Monthly lease payments began May 1, 2007 and end on April 1, 2009. In December 2006, the Company entered into a capital lease for lab equipment with principal and interest payments of $14,044 due monthly beginning in January 2007 through December 2008.

As of March 31, 2008, future payments under capital leases and minimum payments under non-cancelable operating leases are as follows:

	March 31, 2008
	Capital Lease	Operating Leases
Fiscal 2008	$84,263	$453,229
Fiscal 2009	42,131	872,885
Fiscal 2010	—	530,254

Total minimum payments required	126,394	$1,856,368

Less: Amounts representing interest	(3,632)

Minimum future payments of principal	122,762
Less: Current portion	(122,762)

Long-term portion	$—

8. DEBT

On September 30, 2007, the Company entered into a Loan Agreement that allows the Company to borrow up to $30.0 million in $10.0 million increments (“Loan Agreement”). The Company borrowed the first and second $10.0 million increments by signing two Secured Promissory Notes (“Notes”) on October 5, 2007 and March 28, 2008, respectively. The Notes bear interest at 12% and are to be repaid over a 45-month period with the first 15 monthly payments representing interest only followed by 30 equal monthly payments of principal and interest. The principal monthly repayments on the first $10.0 million begin on March 1, 2009 and end on August 1, 2011. The principal monthly repayments on the second $10.0 million begin on August 1, 2009 and end on January 1, 2012. Total principal repayments of the two Notes amount to $2.7 million in fiscal 2009, $7.6 million in fiscal 2010, $8.2 million in fiscal 2011, and $1.5 million in fiscal 2012.

The third $10.0 million increment is subject to ordinary and customary closing procedures as noted in the Loan Agreement, including the execution of a promissory note. It is also subject to the achievement of certain product development milestones and has a commitment termination date of November 30, 2008. The interest rate on the third $10.0 million increment will be equal to the greater of 12% or 12% plus the difference between the one month LIBOR rate five days before the funding date for such loan and 5.32%. Any future loan under this agreement will be repaid over a 45-month period with the first 15 monthly payments representing interest only followed by 30 equal monthly payments of principal and interest. Prepayment of all of the loans made pursuant to the Loan Agreement is subject to penalty and substantially all of the Company’s tangible and intangible assets (except for intellectual property) are collateral for the Loan Agreement.

Under the Loan Agreement, the Company agreed that in the event its market capitalization is below $90.0 million for 15 consecutive days in which the principal market for its common stock is open for trading to the public, the Company will be required to repay 50% of the then outstanding principal balance of the loans. The Company further agreed that in the event its market capitalization is below $40.0 million for 15 consecutive days in which the principal market for its common stock is open for trading to the public, the Company will be required to repay all of the then outstanding principal balance of the loans.

In conjunction with entering into the Loan Agreement, the Company granted a warrant to the lender to purchase up to 149,377 shares of the Company’s common stock (See Note 9). Since these warrants were granted in conjunction with entering into the Loan Agreement and with the intention of executing promissory notes, the fair value of the warrant was recorded as equity and deferred interest as the warrants became exercisable and the deferred interest is being amortized over the term of the promissory note using the effective interest method.

9. STOCKHOLDERS’ EQUITY

Common Stock — As of March 31, 2008, the Company had 100,000,000 shares of common stock authorized with a par value of $0.001. The Company has reserved 3,381,177 shares of common stock for issuance upon the exercise of 2,540,215 outstanding common stock options and the remaining 840,962 shares of the Company’s common stock are reserved for future grants of stock options (or other similar equity instruments) under the 2007 Plan as of March 31, 2008.

On May 2, 2007, the Company completed an IPO of 5,050,000 shares of its common stock at a public offering price of $9.00 per share. Net cash proceeds from the IPO were $40.7 million after deducting offering costs paid during fiscal 2007 and $39.1 million after deducting additional offering costs paid in fiscal 2006.

Warrants — On September 30, 2007, in conjunction with entering into the Loan Agreement (See Note 8), the Company granted a warrant to the lender to purchase up to 149,377 shares of the Company’s common stock at a price of $12.05. The warrant was immediately exercisable for 66,390 shares of common stock. On March 28, 2008, the Company executed a second promissory note with the lender in the amount of $10.0 million, increasing the amount of exercisable shares of common stock under this warrant by 49,793 to 116,183. The remaining 33,194 shares under this warrant would become exercisable if the Company elects to enter into a third $10.0 million promissory note with the lender and satisfies certain other borrowing conditions. The warrant expires seven years from the date of grant or upon a change of control as defined in the Loan Agreement. The fair value of the warrant was calculated using the Black-Scholes warrant-pricing methodology and was recorded as equity and deferred interest as the warrants became exercisable.

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

•

R7128, a pro-drug of PSI-6130 for the treatment of HCV, is in a 4-week Phase 1 clinical trial through a collaboration with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (collectively, “Roche”); and

•	Racivir, for the treatment of HIV, which has completed a Phase 2 clinical trial.

Additionally, we are continuing to identify the best path forward for the development of dexelvucitabine, or DFC, for the treatment of HIV following the completion of a Phase 2b clinical trial. The Company has also identified proprietary, next generation HCV preclinical product candidates that are being evaluated for potential clinical development.

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

In October 2006, Roche and we initiated oral dosing of R7128 in a Phase 1 clinical trial under an Investigational New Drug (“IND”) filing. We were subsequently informed by the FDA that R7128 received fast track designation. The Phase 1 trial is a multiple center, observer-blinded, randomized and placebo-controlled study designed to investigate the pharmacokinetics, pharmacodynamics, safety, tolerability and food effect of R7128 in healthy volunteers and in patients chronically infected with HCV genotypes 1, 2 or 3. The trial will also provide antiviral potency data following 14 and 28 days of treatment in patients chronically-infected with HCV genotype 1 and following 28 days of treatment in patients chronically-infected with HCV genotypes 2 or 3. This adaptive Phase 1 study is comprised of three parts:

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

•

Part 3 is a 4-week study of R7128 in combination with Pegasys (pegylated-interferon) plus Copegus (ribavirin) in up to 75 treatment-naïve patients chronically infected with HCV genotype 1, and additionally, in up to 25 prior treatment non-responders, or patients who did not achieve an SVR with previous interferon-based therapy, who are chronically infected with HCV genotypes 2 or 3. The primary objective of this study is to assess the safety, tolerability, and pharmacokinetics of R7128 in the clinically-relevant setting of combination therapy with the current standard of care for chronic HCV infection. The secondary objective is to evaluate the short-term change in HCV RNA. The study will include three oral dose regimens of R7128 (500 mg, 1000 mg and 1500 mg) in patients chronically infected with HCV genotype 1 and one oral dose regimen of R7128 (1500 mg) in patients chronically infected with HCV genotypes 2 or 3. All four dose regimens are being administered twice-daily with Pegasys plus Copegus for 4 weeks. There will be 25 patients in each dose cohort with 20 patients randomized to receive R7128 and five patients randomized to receive placebo, all administered in combination with the standard of care. After completing 4 weeks of the triple combination regimen and a follow-up period of four weeks of Pegasys plus Copegus, all patients will then receive 40 weeks of open-label standard of care dosing under a separate protocol. Results from the 500mg and 1500mg dose cohorts in 50 treatment-naïve patients chronically infected with HCV genotype 1 indicated:

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

•

Safety and tolerability for the 4-week treatment period were similar for R7128 with Pegasys plus Copegus compared to placebo with Pegasys plus Copegus. There were no serious adverse events reported during the 4-week treatment period, and most of the adverse events reported were of mild to moderate intensity. The most common adverse events, reported in 15% or greater of patients in any treatment group during the 4-week treatment period, were headache, injection site reaction, myalgia, fatigue, chills, rash, nausea, diarrhea, arthralgia, pyrexia, dizziness, dyspepsia and pruritis. The frequency and severity of these adverse events, as well as any general body system observations, were generally similar to clinical experience with the standard of care for HCV, pegylated interferon plus ribavarin. Grade 3/4 neutropenia was observed in 30% of the placebo patients and in 10% to 15% of the R7128 patients in each active dosing cohort. Grade 3 changes in hemoglobin were observed in 10% of the placebo patients and in 15% of the R7128 patients. There were no clinically significant changes in other hepatic, renal, or other safety laboratory parameters, vital signs, or electrocardiograms. Overall, there was no clinical evidence of any major organ toxicities related to R7128. One patient in the active treatment group discontinued the study during the 4 week treatment period due to lower-gastrointestinal adverse events. At the time of study discontinuation, this patient had undetectable HCV RNA. R7128 was generally safe and well-tolerated when administered for 4 weeks in combinations with Pegasus plus Copegus in patients with HCV genotype 1.

Patients in the 1000 mg cohort that will study R7128 in treatment-naïve patients with HCV genotype 1 and the patients in the 1500 mg cohort that will study R7128 in prior non-responders in HCV genotypes 2 or 3 are scheduled to begin dosing by the end of May 2008. Preliminary safety and antiviral activity data from the 4-week combination studies are anticipated during the third calendar quarter of 2008. The two additional cohorts will be conducted in parallel with the global Phase 2b study preparation activities for R7128. Therefore, the timing of the Phase 2b study is not expected to be affected by these additional cohorts.

The timeline mutually-agreed upon by Pharmasset and Roche schedules the initiation of a 12-week Phase 2b combination study of R7128 with Pegasys plus Copegus in patients chronically-infected with HCV in the fourth calendar quarter of 2008. The potential doses of R7128 for the Phase 2b study could include 1000mg and 1500mg BID, administered with standard doses of Pegasys plus Copegus, in treatment-naïve and/or treatment experienced HCV patients with genotypes 1, 2, 3 and/or 4. Other study details, including the number of patients and duration of both on-treatment and off-treatment periods, have not yet been finalized. The timing of the Phase 2b study is not dependent upon data from the two additional cohorts of Part 3 of the Phase 1 study of R7128, but the timing does assume the successful completion of the ongoing R7128 Phase 1 study, transfer of Pharmasset’s (“IND”) application for R7128 to Roche, timely progress on agreed upon development timelines, including completion of all required Phase 2b study preclinical and clinical preparation activities, manufacture of clinical trial drug supply and agreement on the trial design from the US Food and Drug Administration (“FDA”) and foreign regulatory authorities.

We cannot guarantee that the final results of this study or any future study of R7128 will corroborate earlier results, and further testing will be required to provide enough evidence regarding safety and efficacy to support a New Drug Application (“NDA”) filing with the FDA in the future.

We and Roche have performed and will continue to perform in vitro and animal studies to determine the preclinical pharmacokinetics and safety of PSI-6130 administered as its pro-drug, R7128. PSI-6130 did not cause genetic mutations or cellular damage in preclinical models. The goal of longer-term animal studies is to identify the potential target organs as the drug progresses in the clinic, as well as to identify the No Observed Adverse Effect Level (NOAEL) dose in animals. Finding a NOAEL dose in one rodent and one non-rodent species over the same treatment period to be applied to humans may provide guidance in the choice of doses to be studied in humans: however, since animals metabolize PSI-6130 differently than do humans, the exposures found to be safe or toxic in animals may not directly correspond to human drug exposures. Because of these differences between species, no fixed relationship between NOAEL doses in animals and doses in humans has been established.

Oral administration of R7128 at doses of 200, 600 and 2000 mg/kg/day over 28 days in monkeys, dogs and rats established the NOAEL dose of 600 mg/kg/day in monkeys and 2000 mg/kg/day in dogs and rats.

Oral administration of R7128 at doses of 200, 600 and 2000 mg/kg/day in monkeys, in a study designed to be six months but stopped at 13 weeks, did not establish a NOAEL dose. A thorough examination of the monkeys’ tissues in every organ system determined that the only significant treatment-related pathology changes were confined to a single organ. We believe these changes were dose-related, appearing in all members of the high and middle dose groups and one member of the low dose group, in which changes appeared in a much milder form. No scarring was observed, so changes were considered likely to be reversible. This particular type of injury, if present, is likely to be detectable in both monkeys and humans with standard assays.

A second long-term R7128 safety study in monkeys began in April 2008 at doses of 10, 40, 100, and 600 mg/kg/day, to be administered for 13 weeks in preparation for the start of a Phase 2b study in which humans will receive R7128 for 13 weeks. Based on our findings to date, we expect to establish a NOAEL dose in monkeys over 13 weeks below 600 mg/kg/day. The ability to monitor for these changes, as well as their reversibility, upon discontinuation of R7128, will be assessed.

In January 2008, Roche completed the in-life portion of a six month safety study of R7128 in rats. A draft report of the histopathology results in May 2008 revealed no toxicities at any dose level tested, which were 200, 600 and 2000 mg/kg/day. Thus, at the highest dose tested in rats, exposure of the rats to PSI-6130 exceeds the exposure of humans at the 1500 BID doses without causing toxicity over six months.

In Roche’s view, there may exist species-specific differences in drug metabolism and excretion that may render the monkey more susceptible to the pathology changes observed with R7128 than the rat or humans. These differences are under review.

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

Our research and development efforts focus on a class of compounds known as nucleoside analogs, which act to inhibit the enzymes required for viral replication. We are applying our expertise in nucleoside chemistry to the discovery and development of additional antiviral therapeutics for HCV and HIV. For example, we have identified a new series of proprietary nucleoside pro-drugs that are referred to as phosphate pro-drugs because they have the ability to deliver into infected cells the monophosphate forms of the compounds, thus bypassing a rate limiting step in the metabolic pathway to the triphosphate. The goal of these efforts is to identify compounds with improved potency, equivalent or improved safety and oral bioavailability, and increased intrahepatic triphosphate levels. These compounds have demonstrated exceptional in vitro anti-HCV activity with EC90 values up to 100 times lower than PSI-6130. Early studies in animals indicate that several of these compounds can achieve concentrations of active triphosphate in the liver up to 1000 times higher than PSI-6130 at equivalent doses. We are currently conducting additional in vivo studies to select a preclinical development candidate from several lead compounds.

We have incurred substantial operating losses since our inception because we have devoted substantially all of our resources to our research and development activities and have not generated any revenues from the sale of approved drugs. As of March 31, 2008, we had an accumulated deficit of $81.4 million. We expect our operating losses to increase for at least the next several years as we continue to pursue the clinical development of clevudine, Racivir and our other product candidates, and as we expand our discovery and development pipeline. We expect our compensation expense to increase in the future as we implement our planned increase in the number of our employees.

We have funded our operations primarily through the sale of equity securities, payments received under collaboration agreements, government grants and interest earned on investments. We expect to continue to fund our operations over the next several years through the net proceeds of our initial public offering completed on May 2, 2007, our existing cash resources, borrowings under our existing Loan Agreement, potential future milestone payments that we expect to receive from Roche if certain conditions are satisfied, interest earned on our investments and additional capital to be raised through public or private equity offerings or debt financings. We will require significant additional financing in the future to fund our operations. Additional financing may not be available on acceptable terms, if at all. As of March 31, 2008, we had approximately $63.0 million of cash and cash equivalents and approximately $1.2 million of short-term investments.

Revenue

All of our product candidates are currently in development, and, therefore, we do not expect to generate any direct revenues from drug product sales for at least the next several years, if at all. Our revenues to date have been generated primarily from milestone payments under our collaboration agreements, license fees, research funding and grants. We currently have one collaboration agreement with Roche for the development of PSI-6130, its pro-drugs and related compounds. We entered into our collaboration agreement with Roche in October 2004. Roche subsequently paid us an up-front payment of $8.0 million. Pursuant to the terms of our collaboration agreement with Roche, we received $20.0 million in milestone payments during the year ended September 30, 2007. As of March 31, 2008, we had received an aggregate of $33.0 million in payments under the Roche collaboration agreement, including research funding and related fees as well as up-front and milestone payments.

Under the current terms of the Roche collaboration agreement, if we succeed in obtaining all of the regulatory approvals specified in the agreement for PSI-6130 or a pro-drug of PSI-6130, including R7128, as of March 31, 2008 the maximum future development and commercialization milestone payments payable to us are $115.0 million. Receipt of any additional milestone payments depends on many factors, some of which are beyond our control. We cannot assure you that we will receive any of these future payments.

We expect our revenues for the next several years to be derived primarily from payments under our current collaboration agreement with Roche and any additional collaborations that we may enter into in the future. In addition to the payments described above, we may receive future royalties on product sales, if any, under our collaboration agreement with Roche.

Research and Development Expenses

Our research and development expenses consist primarily of salaries and related personnel expenses, fees paid to external service providers, up-front and milestone payments under our license agreements, patent-related legal fees, costs of preclinical studies and clinical trials, drug and laboratory supplies and costs for facilities and equipment. We use external service providers to manufacture our product candidates for clinical trials and for the majority of our preclinical and clinical development work. We charge all research and development expenses to operations as they are incurred. Our development activities are primarily focused on the development of clevudine, Racivir and R7128. We are responsible for all costs incurred in the future in the clinical development of clevudine for registration in the Americas, Europe and certain other territories, where we have the rights to develop and commercialize clevudine, which we in-licensed from Bukwang. We are responsible for all costs incurred in the clinical development of Racivir, as well as the research costs associated with our other internal research programs. Under our collaboration with Roche, Roche will fund the clinical development and commercialization of PSI-6130 and its pro-drugs, including R7128. Under this collaboration, Roche reimbursed us for all of the external expenses associated with, and we were responsible for, certain preclinical work, the IND filing, and the proof-of-concept clinical trials. Going forward, Roche will reimburse us for all external expenses associated with, and we will be responsible for, the conduct of the two additional cohorts of Part 3 of the Phase 1 study of R7128. Upon the successful completion of Part 3 of this study, we plan to transfer the IND application for R7128 to Roche and Roche will fund all of the expenses of, and be responsible for, other non-clinical studies and future clinical development of R7128. We will continue to jointly oversee all future development activities with Roche. We will continue to develop and retain worldwide rights to ongoing and future HCV programs unrelated to the PSI-6130 series of nucleoside polymerase inhibitors licensed to Roche.

We are currently focused on advancing the clinical development of clevudine, Racivir and R7128 (in collaboration with Roche). We anticipate that we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis. These determinations will be made in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment as to the product candidate’s commercial potential. Clevudine is in Phase 3 registration clinical trials which commenced dosing during the third calendar quarter of 2007. We currently estimate it will cost approximately $78.0 million, excluding the internal personnel costs associated with conducting these two registration trials, to progress clevudine’s currently planned clinical program from September 30, 2007 to completion. We do not believe, however, that it is possible at this time to accurately project total program-specific expenses through commercialization for clevudine or any of our other product candidates, as there are numerous factors associated with the successful commercialization of any of our drug candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Product candidates that may appear promising at early stages of development may not reach the market for a number of reasons. Product candidates may be found ineffective or cause harmful side effects during clinical trials, may take longer to progress through clinical trials than anticipated, may fail to receive necessary regulatory approvals and may prove impracticable to manufacture in commercial quantities at reasonable cost and with acceptable quality. The lengthy process of seeking FDA approvals requires the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining regulatory approvals could materially adversely affect our product development efforts. Because of these risks and uncertainties, we cannot predict when or whether we will successfully complete the development of our product candidates or the ultimate product development cost or whether we will obtain any approval required by the FDA on a timely basis, if at all.

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

Results of Operations

Three and Six Months Ended March 31, 2008 and 2007

Revenues. Revenues were $0.5 million and $5.5 million during the quarters ended March 31, 2008 and 2007, respectively. Revenues during each period reflect amortization of up-front and subsequent collaborative and license payments received from Roche previously recorded as deferred revenue of $0.5 million and the revenues from the year ago quarter include a milestone payment of $5.0 million received pursuant to our Roche collaboration.

Revenues were $0.9 million and $13.6 million during the six months ended March 31, 2008 and 2007, respectively. Revenues during the six months ended March 31, 2008 and 2007 reflect amortization of up-front and subsequent collaborative and license payments received from Roche previously recorded as deferred revenue of $0.9 million and $1.0 million, respectively, and the revenues from the year ago six month period include milestone payments totaling $12.5 million received pursuant to our Roche collaboration.

The following is a reconciliation between cash payments received and receivable under contract revenue agreements and contract revenue reported:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
	(in thousands)
Cash received/receivable	$—	$5,000	$—	$12,925
Deferred	—	—	—	(375)
Amortization	464	464	929	1,031

Revenues	$464	$5,464	$929	$13,581

Research and Development Expenses. Research and development expenses increased to $9.0 million during the quarter ended March 31, 2008 from $5.1 million in the quarter ended March 31, 2007. This net increase of $3.9 million consists primarily of a $2.9 million increase in Phase 3 registration clinical trial expenses for clevudine, an increase in compensation expenses of $1.0 million ($0.2 million of which was non-cash stock compensation expense) resulting from an increase in headcount, and a $0.3 million increase in new drug discovery expenses. Partially offsetting these increases was a $0.3 million reduction in purchases of drug compound for our Phase 2 clinical trial for Racivir during the quarter ended March 31, 2008, compared to the same period in 2007.

Research and development expenses increased to $19.5 million during the six months ended March 31, 2008 from $7.7 million in the six months ended March 31, 2007. This net increase of $11.8 million consists primarily of a $9.7 million increase in Phase 3 registration clinical trial expenses for clevudine, an increase in compensation expenses of $1.7 million ($0.5 million of which was non-cash stock compensation expense) resulting from an increase in headcount, and a $0.9 million increase in new drug discovery expenses. Partially offsetting these increases was a $0.5 million reduction in purchases of drug compound for our Phase 2 clinical trial for Racivir during the six months ended March 31, 2008, compared to the same period in 2007.

General and Administrative Expenses. General and Administrative expenses were $3.8 million during the quarter ended March 31, 2008, an increase of $1.6 million from $2.2 million in the quarter ended March 31, 2007. The increase of $1.6 million was due primarily to increases in legal fees of $0.5 million, insurance expense of $0.3 million, audit and related fees (including consulting fees in support of our compliance with Section 404 of the Sarbanes-Oxley Act of 2002) of $0.3 million, compensation expenses of $0.2 million, marketing expenses of $0.2 million and miscellaneous administrative expenses of $0.1 million.

General and Administrative expenses were $6.4 million during the six months ended March 31, 2008, an increase of $2.1 million from $4.3 million in the six months ended March 31, 2007. The increase of $2.1 million was due primarily to increases in legal fees of $0.6 million, insurance expense of $0.5 million, audit and related fees (including consulting fees in support of our compliance with Section 404 of the Sarbanes-Oxley Act of 2002) of $0.4 million, compensation expenses of $0.2 million ($0.1 million of which was non-cash stock compensation expense), marketing expenses of $0.2 million and miscellaneous administrative expenses of $0.2 million.

Investment Income. Investment income increased to $0.6 million during the quarter ended March 31, 2008 from $0.4 million in the quarter ended March 31, 2007, and increased to $1.5 million during the six months ended March 31, 2008 from $0.8 million in the six months ended March 31, 2007. The increases were primarily due to higher average invested cash balances during the three and six month periods ended March 31, 2008, compared to the 2007 periods.

Interest Expense. Interest expense increased to $0.4 million during the quarter ended March 31, 2008 from $0.0 million in the quarter ended March 31, 2007, and increased to $0.8 million during the six months ended March 31, 2008 from $0.0 million in the six months ended March 31, 2007. The increases were due to interest on the $10.0 million of long-term debt we incurred during October 2007.

Redeemable Preferred Stock Accretion. Redeemable preferred stock accretion was $0.3 million and $0.6 million during the three and six months ended March 31, 2007, respectively. There has been no redeemable preferred stock accretion subsequent to May 2, 2007 (when the Company completed an initial public offering (“IPO”) of its common stock) because all of the redeemable preferred stock outstanding was converted into common stock upon completion of the IPO.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily with the proceeds from our IPO, which was completed on May 2, 2007, private placements of our equity securities, payments received under our collaboration agreements, government grants, and more recently with borrowings under our Loan Agreement. Since our inception, we have raised approximately $104.3 million in net proceeds from sales of our equity securities, including $40.7 million from our IPO after deducting offering costs paid during fiscal 2007 ($39.1 million after deducting additional offering costs paid in fiscal 2006). At March 31, 2008, we held approximately $63.0 million in cash and cash equivalents and approximately $1.2 million of short-term investments. We have invested a substantial portion of our available cash funds in mutual and money market funds, as well as investment securities consisting of investment grade, marketable debt instruments of corporations, government agencies and financial institutions. We presently do not have any auction rate securities.

Net cash used in operating activities was $26.5 million during the six months ended March 31, 2008 and net cash provided by operating activities was $3.4 million during the six months ended March 31, 2007. The $29.9 million increase in net cash used in operating activities during the six months ended March 31, 2008, as compared to the same year ago period was due primarily to a reduction in cash revenues received of $12.7 million, an increase in cash outflows for operating expenses of $13.3 million primarily resulting from our phase 3 clinical trials for clevudine, and an increase of $3.9 million of cash outflows associated with changes in operating assets and liabilities.

Net cash used in investing activities was $0.6 million and $0.2 million during the six months ended March 31, 2008 and 2007, respectively, all of which was for the purchase of equipment, furniture and fixtures for our lab and office space.

Net cash provided by financing activities was $21.4 million during the six months ended March 31, 2008, compared to $0.7 during the six months ended March 31, 2007. The net cash provided by financing activities during the six months ended March 31, 2008 includes borrowings of long-term debt of $20.0 million under the Loan Agreement we entered into during September 2007, along with proceeds from the exercise of stock options of $1.5 million.

On September 30, 2007, we entered into a Loan Agreement that allows us to borrow up to $30.0 million in $10.0 million increments (“Loan Agreement”). We borrowed the first and second $10.0 million increments by signing two Secured Promissory Notes (“Notes”) on October 5, 2007 and March 28, 2008, respectively. The Notes bear interest at 12% and are to be repaid over a 45-month period with the first 15 monthly payments representing interest only followed by 30 equal monthly payments of principal and interest. The principal monthly repayments on the first $10.0 million begin on March 1, 2009 and end on August 1, 2011. The principal monthly repayments on the second $10.0 million begin on August 1, 2009 and end on January 1, 2012. Total principal repayments of the two Notes amount to $2.7 million in fiscal 2009, $7.6 million in fiscal 2010, $8.2 million in fiscal 2011, and $1.5 million in fiscal 2012.

The third $10.0 million increment is subject to ordinary and customary closing procedures as noted in the Loan Agreement, including the execution of a promissory note. It is also subject to the achievement of certain product development milestones and has a commitment termination date of November 30, 2008. The interest rate on the third increment would be equal to the greater of 12% or 12% plus the difference between the one month LIBOR rate five days before the funding date for such loan and 5.32%. Any future loan will be repaid over a 45-month period with the first 15 monthly payments representing interest only followed by 30 equal monthly payments of principal and interest. Prepayment of any of the loans made pursuant to the Loan Agreement is subject to penalty and substantially all of our tangible and intangible assets (except for intellectual property) are collateral for the Loan Agreement.

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

Developing product candidates, conducting clinical trials and commercializing product candidates are expensive and we will need to raise substantial additional funds to achieve our strategic objectives. Although we believe our existing cash resources as of March 31, 2008, together with the remaining borrowings available under our Loan Agreement and anticipated payments under our existing collaboration agreement, will be sufficient to fund our projected cash requirements for the next 18 months, we will require significant additional financing in the future to complete our clinical trials for clevudine and fund our other operations. Additional financing may not be available on acceptable terms, if at all. Our future capital requirements will depend on many factors, including:

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

Contractual Obligations and Commitments

In May 2005, we entered into an operating lease for office and laboratory space through May 22, 2010, in Princeton, New Jersey. In April 2007, we entered into a lease for office space in Durham, North Carolina. In December 2006, we entered into a capital lease for lab equipment with monthly payments beginning in January 2007 through December 2008. In October 2007 and March 2008, we executed two secured promissory notes totaling $20.0 million. Pursuant to the terms of the secured promissory notes, we are required to make payments of interest only for the first 15 months followed by 30 equal monthly payments of principal and interest. As of March 31, 2008, future payments under the Loan Agreement, capital leases and minimum future payments under non-cancellable operating leases are as follows:

		Payments Due By Period
	Total	Less than 1 year	1-3 Years	4-5 Years	After 5 Years
Debt obligations
Debt maturities	$20,000,000	$287,481	$14,161,954	$5,550,565	$—
Contractual interest	5,858,868	2,310,000	3,287,215	261,653	—
Capital lease obligations
Debt maturities	122,762	122,762	—	—	—
Contractual interest	3,632	3,632	—	—	—
Operating leases	1,856,368	906,654	949,714	—	—
Purchase obligations	—	—	—	—	—

Total contractual obligations	$27,841,630	$3,630,529	$18,398,883	$5,812,218	$—

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

Revenue Recognition

We recognize revenues in accordance with the SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (“SAB No. 104”). SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectibility is reasonably assured. For arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets, the Company recognizes revenue in accordance with the guidance of Emerging Issues Task Force (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables.

Our revenues are primarily related to our collaboration agreements, and these agreements provide for various types of payments to us, including non-refundable upfront license fees, research and development payments, and milestone payments.

Where we have continuing performance obligations under the terms of a collaborative arrangement, non-refundable upfront license payments received upon contract signing are recorded as deferred revenue and recognized as revenues as the related activities are performed. The period over which these activities are to be performed is based upon management’s estimate of the development period. Changes in management’s estimate could change the period over which revenues are recognized. Payments for research funding are recognized as revenues as the related research activities are performed.

We recognize revenues from milestone payments when earned, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement and (ii) we do not have ongoing performance obligations. Milestone payments are considered substantive if all of the following conditions are met: the milestone payment is non-refundable; achievement of the milestone was not reasonably assured at the inception of the arrangement; substantive effort is involved to achieve the milestone; and the amount of the milestone appears reasonable in relation to the effort expended, the other milestones in the arrangement and the related risk associated with the achievement of the milestone. Any amounts received under the agreements in advance of performance, if deemed substantive, are recorded as deferred revenue and recognized as revenues as we complete our performance obligations.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Risk free interest rate	2.92%	4.69%	4.16%	4.54%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected lives (years)	5.79	6.02	6.05	6.06
Expected volatility	53.60%	53.20%	57.05%	54.10%
Weighted-average fair value of options granted	$9.16	$2.49	$8.05	$2.34

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

In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities.

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

In December 2007, the EITF reached a consensus on Issue No. 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”). The EITF concluded on the definition of a collaborative arrangement and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19 and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated and the terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF 07-1 applies to the entire collaborative agreement. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. We are currently evaluating the requirements of EITF 07-1; however we do not believe that its adoption will have a significant impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” (“SFAS 141R”) which changes the accounting for business acquisitions. SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. We have not yet determined the impact SFAS 141R may have on our results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” (“SFAS 160”) which establishes new standards governing the accounting for and reporting of noncontrolling interests (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decrease in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also requires changes to certain presentation and disclosure requirements. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The provisions of the standard are to be applied to all NCIs prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively to all periods presented. We have not yet determined the impact SFAS 160 may have on our results of operations or financial position.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Regarding our exposure to interest rate risk, there have been no material changes to the information in our Annual Report on Form 10-K filed with the SEC on December 31, 2007. In summary, we invest our excess cash in high quality, interest-bearing securities. The primary objective of our investment activities is to preserve principal while at the same time maximize yields without significantly increasing risk. To achieve this objective, we invest in highly liquid mutual and money market funds, and high quality marketable debt instruments of corporations, government agencies and financial institutions with maturities of less than two years. In addition, the $20.0 million we borrowed during the six months ended March 31, 2008 has a fixed interest rate of 12%.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2008, our management, with participation of our chief executive officer and chief financial officer, concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2007 (“Form 10-K”). You should carefully consider the risks described in our Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the risks actually occur, our business, financial conditions or results of operations could be negatively affected.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on March 25, 2008. There were present at the Annual Meeting in person or by proxy stockholders holding an aggregate of 17,889,345 shares of common stock. The results of the vote taken at the Annual Meeting with respect to the election of the nominees to be Class I Directors were as follows:

Class I Director Nominees	For	Withheld
William J. Carney	15,517,191	2,372,154
Michael K. Inouye	17,869,845	19,500
P. Schaefer Price	17,889,345	—

The terms of office of the following directors who were not up for re-election continued after the Annual Meeting: G. Steven Burrill, Elliot F. Hahn, Fredric D. Price, and Robert F. Williamson. On March 25, 2008, our board of directors appointed Herbert J. Conrad to fill a vacant position on our Board of Directors (“Board”). Mr. Conrad was also elected to serve on the Nominating and Corporate Governance Committee of the Board.

In addition, a vote of the stockholders was taken at the Annual Meeting with respect to the proposal to ratify the selection by the Audit Committee of the Board of the appointment of Grant Thornton LLP as our independent registered public accounting firm for the fiscal year ending September 30, 2008. For the purpose of such vote, 17,889,303 shares were voted in favor of such proposal, no shares were voted against such proposal, and 42 shares abstained from voting. As a result, the selection of Grant Thornton LLP as our independent registered public accounting firm for the fiscal year ending September 30, 2008 was ratified.

ITEM 6.	EXHIBITS

Exhibit Number		Description

10.1	(1)	Secured Promissory Note in favor of Horizon Technology Funding Group V LLC dated March 28, 2008

31.1*		Rule 13a-14(a)/15d-14(a) Certification

31.2*		Rule 13a-14(a)/15d-14(a) Certification

32*		Section 1350 Certifications

*	– Filed herewith.

(1)	– Incorporated by reference to the Current Report on Form 8-K filed on March 28, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARMASSET, INC.

Date: May 15, 2008	By:	/s/ Kurt Leutzinger
Kurt Leutzinger
Chief Financial Officer
(duly authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications