Form 10-K
period 2008-09-30
Pharmasset Inc
filed 2008-12-11
CIK 1301081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2008

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) based on the last reported sale price of the common stock on March 31, 2008 was $341.5 million.

As of November 30, 2008, the registrant had 23,384,029 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. The forward-looking statements are principally contained in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “potential,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. These forward-looking statements include statements about the following:

•	our product development efforts, in particular with respect to the clinical trial results and regulatory approval of clevudine, Racivir , R7128, PSI-7851 and DFC;

•	the initiation, completion or success of preclinical studies and clinical trials;

•	clinical trial initiation and completion dates, anticipated regulatory filing dates and regulatory approval for our product candidates;

•	the commercialization of our product candidates;

•	our collaboration agreement with F. Hoffmann-LaRoche Ltd. and Hoffmann- La Roche Inc. (collectively, “Roche”), including potential milestone or royalty payments thereunder;

•	our intentions regarding the establishment of collaborations or the licensing of product candidates or intellectual property;

•	our intentions to expand our capabilities and hire additional employees;

•	anticipated operating losses, future revenues, research and development expenses, and the need for additional financing; and

•	our financial performance.

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

Overview

We are a clinical-stage pharmaceutical company committed to discovering, developing and commercializing novel drugs to treat viral infections. Our primary focus is on the development of oral therapeutics for the treatment of hepatitis B virus, or HBV, hepatitis C virus, or HCV, and human immunodeficiency virus, or HIV. Our research and development efforts focus on a class of compounds known as nucleoside analogs, which act to inhibit the natural enzymes required for viral replication. We currently have three clinical-stage product candidates, two of which we are developing ourselves and one of which we are developing with a strategic partner:

•	Clevudine, for the treatment of chronic HBV infection, is enrolling Phase 3 clinical trials for registration in North, Central and South America (“the Americas”) and Europe;

•

R7128, a pro-drug of PSI-6130 for the treatment of HCV, has completed Phase 1 clinical trials in combination with Pegasys® plus Copegus® through a strategic collaboration with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (collectively, “Roche”); and

•	Racivir, for the treatment of HIV, has completed a Phase 2 clinical trial.

We are developing clevudine and Racivir ourselves, and we have a strategic collaboration with Roche for the development of PSI-6130 and its pro-drugs, including R7128. Under the collaboration, Roche pays all development costs and provides us with potential income from milestone payments that can be used to fund the advancement of our proprietary product candidates. We have also identified proprietary, next generation HCV development candidates that are being evaluated for advancement into clinical development. One of these compounds, PSI-7851, was recently nominated as a lead candidate and is being advanced into Good Laboratory Practice (GLP) toxicity studies required for submission of an Investigational New Drug (“IND”) application with the United States Food and Drug Administration (“FDA”) or an equivalent foreign regulatory filing.

Although there are many currently approved antiviral drugs, there are unmet medical needs in HCV, HBV and HIV. In the treatment of HCV, pegylated interferon in combination with ribavirin is the standard of care and has demonstrated, for some patients, the ability to offer a sustained virologic response, or SVR, defined as a virus that is undetectable by a standard test utilizing polymerase chain reaction, or PCR, six months after discontinuation of therapy. However, pegylated interferon is injectable and has side effects, including fatigue, bone marrow suppression, anemia and neuropsychiatric effects. In the treatment of HCV, we believe there is an unmet medical need for drugs that offer an improved SVR rate with fewer side effects. In the treatment of HBV, interferon is not widely used because it produces an SVR in too few patients to justify its side effects. For HBV patients, treatment involves a chronic regimen of antiviral drugs to keep their viral load as low as possible. We believe that there is an unmet medical need for an HBV product which has a limited treatment period and SVR, similar to that of pegylated interferon, coupled with the fewer side effects and greater convenience of orally administered small molecule drugs. For HIV patients, treatment also involves a chronic regimen of antiviral drugs. During such prolonged treatment, viral mutations occur that make the viruses resistant to the drugs being used. We believe there is an unmet medical need for new HIV drugs that are effective against resistant viruses and can replace existing therapies that have lost effectiveness.

We believe nucleoside analogs are well suited to treat viral diseases because they can be designed to be highly specific and potent, are relatively simple to manufacture, and have the potential for oral administration. Nucleoside analog drugs have demonstrated a higher barrier to viral resistance than non-nucleoside and protease inhibitor drugs, and have a well-established development and regulatory history. There are 14 nucleoside analogs for the treatment of HBV, HCV or HIV that have been approved by the FDA and additional nucleoside analogs have been approved by the FDA for the treatment of cytomegalovirus and herpes simplex virus. In addition to clevudine, R7128, and Racivir, we also have discovery programs focused on other nucleoside analogs for HCV and HIV. Our scientific team of virologists, biologists and nucleoside chemists has experience discovering and developing nucleoside analog drugs for antiviral indications. Collectively, our management team’s product development experience includes 40 therapeutic and diagnostic product approvals. Our discovery platform includes a library of nucleoside analogs and a collection of viral and cellular assays that we use to evaluate new product candidates.

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

The challenge in developing antiviral therapies is to inhibit viral replication without injuring the host cell. For many years, it appeared that the development of safe and effective antiviral therapies would not be possible because the processes of viral replication were so intertwined with the cell’s metabolic processes that the inhibition of viral functions would result in cell death. A breakthrough occurred with the identification of viral enzymes, such as viral polymerases, which are required for viral replication. These enzymes differ enough from cellular enzymes to permit their selective inhibition and thus prevent viral replication without harming the cell. HBV, a DNA virus, has one polymerase enzyme with two activities: a reverse transcriptase which makes one strand of viral DNA from an RNA template; and a DNA polymerase, which makes a second strand of viral DNA from a DNA template, whose activity is the primary target for the treatment of HBV. HCV, an RNA virus, has an RNA polymerase which makes new viral RNA strands from an RNA template. HIV, an RNA virus, has a reverse transcriptase which makes viral DNA from an RNA template.

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

Product Candidate	Indication	Status	Next Expected Milestone	Commercialization Partners
Clevudine	HBV	Enrolling Phase 3 registration clinical trial	Complete full enrollment in Phase 3 registration studies during the first calendar quarter of 2009	—

R7128	HCV	Completed Phase 1	Begin Phase 2b study during the first calendar quarter of 2009	Roche

Racivir	HIV	Completed Phase 2	Complete evaluation of clinical data and engage a development partner for a combination drug study	—

Clevudine for the Treatment of HBV

HBV Background

Hepatitis B viruses can cause liver disease leading to significant morbidity and death. HBV can cause either acute or chronic (lifelong) infection. The World Health Organization, or WHO, has reported that approximately 350 million people worldwide have chronic HBV infection, including approximately 4.4 million people in the United States, Italy, Spain, Germany, the United Kingdom and France. According to the Centers for Disease Control and Prevention, or CDC, approximately 1.25 million people in the United States are chronically infected with HBV, and approximately 5,000 people in the United States die each year from chronic liver disease related to HBV infection. In addition, the Hepatitis B Foundation reports that 100,000 people will become infected with HBV this year. In the United States, about half, or 680,000, of the chronic HBV carriers have been diagnosed, and about 300,000 of these are under a physician’s care, and only approximately 34,000, or 11.3%, of these patients are currently prescribed oral HBV drugs, according to estimates by independent third-party sources. We believe this poor use of oral antiviral drugs indicates an unmet medical need in the treatment of HBV. At present, treating physicians are more likely to monitor a patient and delay use of pegylated interferon or an oral HBV drug. Our market research suggests that many hepatologists delay or avoid HBV treatment with pegylated interferon due to adverse events, such as fatigue, bone marrow suppression and neuropsychiatric effects and delay or avoid HBV treatment with small molecule drugs due to the cost of therapy or a preference to delay the initiation of chronic therapy. Accordingly, we believe that there is an unmet medical need for an HBV product which has a limited treatment period and SVR of pegylated interferon coupled with the fewer side effects and greater convenience, resulting in improved patient compliance with dosing schedules, of orally administered small molecule drugs. We believe this medical need is unmet due to the lack of sustained antiviral response after stopping therapy with currently approved drugs, which results in chronic, lifetime use of these drugs once treatment with them is begun. Worldwide HBV therapeutic sales were approximately $1.1 billion in 2007.

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

When HBV develops into a chronic infection, infected individuals cannot clear the virus with their immune system. A person is considered to have chronic HBV infection based on the presence of hepatitis B surface antigen for more than six consecutive months in the blood. This chronic state is typically marked by both replicative and non-replicative phases of disease progression, which are further characterized by four primary markers in the blood: elevated liver enzymes, viral DNA load, viral antigens and virus-specific antibodies. The relative level of these blood markers indicates whether the disease presents in either active or inactive form. Chronic hepatitis B patients are classified into two groups: e-antigen positive individuals are those in whom the e-antigen is present and e-antigen negative persons are those in whom the e-antigen is not present. The e-antigen is a viral protein that indicates active replication of HBV or a persistent disease carrier state. A carrier is an infected individual who does not develop the disease, but can transmit the virus to others. The e-antigen negative form of the disease has been more difficult to treat effectively than the e-antigen positive form. Chronic hepatitis, left untreated, can result in cirrhosis of the liver, liver cancer, liver failure or death.

HBV uses human cellular machinery to replicate and spread the virus throughout the body. When an individual is exposed to HBV, the virus infects human liver cells and its DNA is transported to the cell nucleus. Subsequently, the partially circular viral DNA is converted to covalently closed circular DNA (“cccDNA”), which serves as a template for transcription of messenger RNA and the synthesis of the viral proteins that are required for replication. Newly synthesized RNA can be used to direct the synthesis of several viral proteins or is packaged into immature virus particles where it is converted into viral DNA by the process of reverse transcription (similar to HIV). Synthesis of viral DNA is performed by a DNA polymerase that is specific to

HBV. Because the HBV polymerase is required for the virus to replicate, its activity is the primary target for the treatment of HBV. Mature DNA-containing viruses are assembled with envelopes of viral proteins and cellular lipids and transported out of the cell, which completes the replication process. A reservoir of cccDNA remains inside the infected cell, from which additional copies of the virus are made in a continuing cycle. Despite the reduction in HBV viral load levels resulting from currently approved therapies, these drugs have little effect on cccDNA and cannot truly resolve the infection. Since cccDNA is the reservoir responsible for persistent infection and long-term latency, any attempts to eradicate HBV have become increasingly focused on eradicating the cccDNA form of the virus.

A safe and effective vaccine against HBV has been available since 1982, and the WHO guidelines recommend this vaccination for all newborns universally. According to the WHO, however, only 153 countries had introduced the hepatitis B vaccine in routine infant immunization as of the end of 2003. Moreover, the vaccine only benefits those not yet infected with HBV. In the United States, five oral nucleoside analogs, lamivudine, adefovir dipivoxil (“adefovir”), telbivudine, entecavir, and tenofovir disoproxil fumarate (“tenofovir”), and one injectable protein, alpha interferon, which is available in standard and pegylated forms, have been approved for the treatment of HBV. While these products have demonstrated some patient benefits, we believe there is a market opportunity for new antiviral HBV therapies with different mechanisms of action that provide sustained viral response, improved potency, efficacy in patients with drug-resistance, and reduced side effects.

Long-term therapy with nucleoside analog anti-HBV drugs has led to the development of drug-resistant strains of the virus that reduce the efficacy of the therapy. Since HBV is so prolific, producing 10 billion to 1 trillion virions per day, a large number of spontaneous mutations could potentially be generated at every site in the HBV genome per day. The combination of a rapid virus replication cycle coupled with a relatively long half-life of infected cells suggests the need for prolonged antiviral therapy to eradicate HBV with currently approved drugs. The longer the treatment period, however, the greater likelihood that mutations will arise and resistance will develop. This has been demonstrated by mutations found in the HBV polymerase following lamivudine, adefovir, entecavir and telbivudine therapy. Clinical studies have reported the emergence of resistance to lamivudine, adefovir, entecavir and telbivudine.

As a result of drug resistance, HBV therapeutic trends with currently approved drugs have become similar to HIV treatment regimens, whereby patients who no longer receive benefit from their original therapy change prescriptions to a new therapeutic alternative. This has been demonstrated by patients who begin to use adefovir or entecavir, after resistance to lamivudine arises and treatment becomes less efficacious. In addition to the five approved nucleoside analogs for HBV, there are a number of therapeutics in development or seeking regulatory approval. As more data and more drug products become available for HBV, there is a high likelihood that physicians may begin to prescribe combination therapy for HBV. We also believe that a combination of two therapies may delay the onset of drug-resistant virus. In addition, individuals co-infected with HIV and HBV may become candidates for combination therapy.

Clevudine

Clevudine is an oral, once-daily pyrimidine nucleoside analog that we are developing for the treatment of HBV. Clevudine has been studied in 14 completed clinical trials in a total of more than 800 patients. We licensed clevudine from Bukwang Pharm. Co., Ltd., or Bukwang, a Korean pharmaceutical company. Bukwang completed two Korean Phase 3 clinical trials, Studies 301 and 302, in which clevudine demonstrated the ability to significantly reduce HBV viral load in 337 patients. Based on the results of these trials, Bukwang received Korean approval in November 2006. Bukwang initiated the commercial launch of clevudine in the Korean market in February 2007 under the brand name Levovir.

We believe there is an unmet medical need for HBV drugs that offer an SVR without serious side effects. Physician surveys, our discussions with key opinion leaders in HBV, and the history of the HBV drug market lead us to believe that the global market for HBV therapeutics may grow significantly from its current level of approximately $1.1 billion when an HBV drug becomes available that provides an SVR in a significant percentage of patients without serious side effects. The only approved HBV therapy that offers an SVR is pegylated interferon, which is an injectable drug and is not well tolerated by patients. However, pegylated interferon is not widely used to treat HBV because it produces an SVR in too few patients to offset its side effects. Clevudine has the potential to provide a significant SVR without the side effects of pegylated interferon. In Study 302, clevudine sustained, for 24 weeks, a viral load that was undetectable by PCR in 16% of e-antigen negative HBV patients following 24 weeks of therapy. In clevudine Study 303, 80% of e-antigen negative HBV patients had a viral load that was undetectable by PCR 12 weeks after following a 48 week course of therapy.

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

As part of our agreement with Bukwang, we have the exclusive rights to commercialize clevudine in the Americas, the Caribbean, Europe and Israel. Bukwang has retained rights to the rest of the world, excluding those Asian territories that were licensed to Eisai Pharmaceuticals (“Eisai”) in November 2004. Under the agreement, we have the right to use the clinical data generated by Bukwang or Eisai, as well as all historical data collected by Triangle Pharmaceuticals (acquired by Gilead Sciences in 2003) and Gilead Sciences, the prior licensee of clevudine, for regulatory and other cross-filing needs.

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

Clinical Development. We intend to seek regulatory approval for clevudine in North, Central and South America and Europe. Marketing approval by the FDA and European regulatory authorities will be based primarily on the data resulting from our two 48 week Phase 3 registration studies, one in approximately 376 e-antigen positive patients, Study 305, and one in approximately 480 e-antigen negative patients, Study 306, each comparing clevudine treatment to the approved HBV antiviral adefovir. In these trials, which commenced dosing patients in October 2007, patients will be randomized and will receive either adefovir or 30 mg of clevudine once-daily for the 48-week duration of the studies. The primary endpoint of these registration studies is a composite endpoint measuring the percentage of patients with undetectable HBV DNA (less than 300 copies/ml) and the normalization of liver enzyme levels at the 48th week on therapy. The registration studies will also assess improvement in liver histology, hepatitis B e-antigen (eAg) seroconversion (which is the loss of eAg together with an undetectable level of HBV DNA and normalized levels of liver enzyme), decreases in the reservoir of HBV hepatic cccDNA, and quantitative eAg and surface antigen (sAg). These trials are designed to test the superiority of clevudine over adefovir on these endpoints. We will continue these studies from week 48 to week 96. The number of patients to be enrolled in the e-antigen positive and e-antigen negative studies are intended to provide sufficient statistical support to detect a 20% and a 19% difference, respectively, between clevudine and adefovir for the primary endpoint with a 95% confidence level.

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

Results from Independent Clinical Trials of Approved Nucleoside HBV Therapies	e-Antigen Positive Patients	e-Antigen Negative Patients
At 24 Weeks on Treatment
Patients with Undetectable Virus (PCR Negative)
clevudine	59%	92%
entecavir	45%	76%
telbivudine	44%	80%
lamivudine	32%	64%
adefovir	12%	36%
tenofovir	49%	85%

At 48 or 52 Weeks on Treatment
Patients with Undetectable Virus (PCR Negative)
clevudine	63%	87%
entecavir	67%	90%
telbivudine	60%	88%
lamivudine	36%	72%
adefovir	21%	52%
tenofovir	76%	93%

Patients with Normalized Liver Enzyme Levels
clevudine	83%	87%
entecavir	68%	78%
telbivudine	77%	74%
lamivudine	60%	71%
adefovir	48%	72%
tenofovir	68%	76%

Patients with SVR, or Undetectable Virus (PCR Negative)
24 Weeks After Stopping 48 or 52 Weeks of Therapy
All approved nucleoside HBV therapies		3-7%
12 Weeks After Stopping 48 Weeks of Therapy
clevudine 303 study		80%
24 Weeks After Stopping 24 Weeks of Therapy
clevudine 302 study		16%

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

In woodchucks infected with woodchuck hepatitis virus, a common animal model for human HBV, clevudine demonstrated a significant reduction of the cccDNA form of the virus after treatment with clevudine. The cccDNA form of the viral genome is believed to be responsible for the persistence of chronic HBV infection and for reactivation of hepatitis B after stopping therapy.

Product Candidates for the Treatment of HCV

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

R7128

Roche and we are developing R7128 for the treatment of HCV. Roche is a market leader in HCV therapy through their FDA-approved products, Pegasys (pegylated interferon) and Copegus (ribavirin). We believe R7128 represents an HCV product candidate that could complement Roche’s expanding HCV franchise. R7128 is a pro-drug of a molecule we discovered named PSI-6130, an oral cytidine nucleoside analog. A pro-drug is a chemically modified form of a molecule designed to enhance the absorption, distribution and metabolic properties of that molecule. PSI-6130 is the active component of R7128. At low concentrations, PSI-6130 was shown to be an inhibitor of HCV replication, specifically targeting the HCV RNA polymerase.

In October 2004, we entered into a collaboration with Roche for the development and commercialization of PSI-6130 and related compounds. In exchange for these rights, Roche agreed to make milestone payments upon the achievement of predetermined clinical or regulatory events and pay royalties on sales of the products arising from the collaboration. Under this collaboration, Roche agreed to reimburse us for all expected external expenses (up to an agreed-upon amount) associated with, and we have been responsible for, certain preclinical work, the IND filing and the Phase 1 clinical trials. Roche will fund all of the expenses of, and be responsible for, other preclinical studies, future clinical development and commercialization of R7128. We will continue to develop and retain worldwide rights to ongoing and future HCV programs unrelated to the PSI-6130 series of nucleoside polymerase inhibitors.

Clinical Development. During September 2008, we completed the clinical activities in Part 3 of a Phase 1 clinical trial with R7128 that was initiated by Roche and us in October 2006 under an IND filing. This expanded Phase 1 trial was a multiple center, observer-blinded, randomized and placebo-controlled study designed to investigate the pharmacokinetics, pharmacodynamics, safety, tolerability and food effect of R7128 in healthy volunteers and in patients chronically infected with HCV genotype 1, 2 or 3. This Phase 1 trial also provided antiviral potency data over 14 and 28 days in patients chronically infected with HCV genotype 1 and following 28 days of treatment in patients chronically-infected with HCV genotypes 2 or 3. This adaptive Phase 1 study was comprised of three parts:

•

Part 1 was a single ascending dose study conducted in 46 healthy volunteers. The primary objective of Part 1 was to assess the safety, tolerability and pharmacokinetics of R7128 following single ascending doses under fasting conditions. The secondary objective of Part 1 was to explore the effect of food on the pharmacokinetics of R7128. Single oral doses of R7128 were administered to 46 healthy volunteers in five sequential dose groups (500 mg, 1500 mg, 4500 mg, 6000 mg and 9000 mg) and one food effect group (1500 mg). Results from the single ascending dose portion of the study indicated:

•	All doses of R7128 studied (500 mg to 9000 mg) were generally safe and well-tolerated.

•	All patients completed the study, and none experienced gastrointestinal adverse events or serious adverse events during the study.

•	No hematologic or other safety laboratory abnormalities of clinical significance were noted.

•	No maximum tolerated dose was identified.

•

Part 2 was a multiple ascending dose study conducted in 40 patients chronically infected with HCV genotype 1 who had previously failed interferon therapy. The primary objective of Part 2 was to assess the safety, tolerability and pharmacokinetics of R7128 after once-daily (“QD”) or twice-daily (“BID”) dosing for 14 days. The secondary objective was to assess antiviral efficacy by measuring the change in HCV RNA. Results from the multiple ascending dose portion of the study indicated:

•

R7128 demonstrated potent, dose-dependent antiviral activity in four patient cohorts (8 active, 2 placebo per cohort) receiving 750 mg or 1500 mg administered either QD or BID for 14 days as monotherapy. The maximum decrease in HCV RNA from baseline was demonstrated in the patient cohort that received 1500 mg BID. R7128 demonstrated mean HCV RNA decreases from baseline of 0.9 log (87.4% reduction), 1.5 log (96.8% reduction), 2.1 log (99.2% reduction) and 2.7 log (99.8% reduction) in patients receiving 750 mg QD, 1500 mg QD, 750 mg BID and 1500 mg BID, respectively. Based on the mean data, all four dose groups reached nadir values at Day 15. A maximum 4.2 log (99.9% reduction) HCV RNA decrease was demonstrated in a patient following 14 days of monotherapy with 1500 mg BID of R7128, a value also below the level of detection, which was less than 15 International Units per milliliter (IU/ml).

•	There was no evidence of viral rebound in any dose cohort during the 14 days of dosing.

•

R7128 was generally safe and well tolerated over 14 days of treatment of patients chronically infected with HCV genotype 1 who had previously failed interferon therapy. There were no serious adverse events, no adverse events requiring dose modification, and no dose-related gastrointestinal adverse events.

•

Part 3 was a 4-week study of R7128 in combination with the current standard of care for chronic HCV infection, Pegasys (pegylated interferon) plus Copegus (ribavirin) in 81 treatment-naïve patients chronically infected with HCV genotype 1, and additionally, in 25 prior treatment non-responders, or patients who did not achieve an SVR with previous interferon-based therapy, who were chronically infected with HCV genotypes 2 or 3. The primary objective of this study was to assess the safety, tolerability, and pharmacokinetics of R7128 in the clinically-relevant setting of combination therapy with the current standard of care for chronic HCV infection. The secondary objective of Part 3 was to evaluate the short-term change in HCV RNA. The study included three oral dose regimens of R7128 (500 mg, 1500 mg and 1000 mg—cohorts 1,2 and 3, respectively) in patients chronically infected with HCV genotype 1 and one oral dose regimen of R7128 (1500 mg—cohort 4) in patients chronically infected with HCV genotypes 2 or 3. All four dose regimens were administered twice-daily with Pegasys plus Copegus for 4 weeks. Dose cohorts 1, 2 and 4 enrolled 25 patients, with 20 patients randomized to receive R7128 and five patients randomized to receive placebo, and cohort 3 enrolled 31 patients, with 25 patients randomized to receive R7128 and six patients randomized to receive placebo, all administered in combination with standard of care. After completing four weeks of the triple combination regimen and a follow-up of four weeks of Pegasys plus Copegus, all patients are scheduled to receive up to 40 weeks of open-label standard of care dosing under a separate protocol.

Results from cohorts 1, 2 and 3 in 81 treatment-naïve patients chronically infected with HCV genotype 1 indicated:

•

Following 4 weeks of treatment with R7128 500mg BID with Pegasys plus Copegus (cohort 1), patients achieved a mean 3.8 log10 IU/mL decrease in HCV RNA and 30% (6 of 20) achieved undetectable levels of HCV RNA (<15 IU/ml), or rapid virologic response (“RVR”).

•	Following 4 weeks of treatment with R7128 1500mg BID with Pegasys plus Copegus (cohort 2), patients achieved a mean 5.1 log10 IU/mL decrease in HCV RNA and 85% (17 of 20) achieved RVR.

•

Following 4 weeks of treatment with R7128 1000mg BID with Pegasys plus Copegus (cohort 3), preliminary results indicated patients achieved a mean 5.1 log10 IU/mL decrease in HCV RNA and 88% (22 of 25) patients achieved RVR.

•	Following 4 weeks of treatment with placebo with Pegasys plus Copegus, patients achieved a mean 2.9 log10 IU/mL decrease in HCV RNA and 18.75% (3 of 16) achieved RVR.

•

For cohorts 1, 2 and 3 in treatment-naïve genotype 1 patients, safety and tolerability for the 4-week treatment period were similar for R7128 with Pegasys plus Copegus compared to placebo with Pegasys plus Copegus. There were no serious adverse events reported during the 4-week treatment periods of triple therapy, and most of the adverse events reported were of mild to moderate intensity. Headache and fatigue were the most frequently reported adverse events in patients who received active R7128 plus Pegasys plus Copegus, with an overall frequency of 66% and 42% reporting at least one of these events, respectively. These events were also the most frequently reported adverse events in patients who received placebo with Pegasys and Copegus. In general, the adverse events reported were consistent with the clinical safety profile for Pegasys and Copegus, including the frequency and severity of these adverse events, as well as any general body system observations. Grade 3/4 neutropenia was observed in 31% of the placebo patients and in 12% to 30% of the R7128 patients in each active dosing cohort. Grade 3 changes in hemoglobin were observed in 19% of the placebo patients and in 31% of the R7128 patients. There were no clinically significant changes in hepatic, renal, or other safety laboratory parameters, vital signs, or electrocardiograms. Overall, there was no clinical evidence of any major organ toxicities related to R7128. One patient in the active treatment group discontinued the study during the 4 week treatment period due to lower-gastrointestinal adverse events. At the time of study discontinuation, this patient had undetectable HCV RNA. R7128 was generally safe and well-tolerated when administered for 4 weeks in combinations with Pegasus plus Copegus in patients with HCV genotype 1.

Results from the 1500 mg dose cohort (cohort 4) in 25 prior treatment non-responders, or patients who did not achieve an SVR with previous interferon-based therapy, and who were chronically infected with HCV genotypes 2 or 3 indicated:

•

Following 4 weeks of treatment with R7128 1500mg BID with Pegasys plus Copegus (cohort 4), preliminary results indicated patients achieved a mean 5.0 log10 IU/mL decrease in HCV RNA and 90% (18 of 20) patients achieved RVR.

•	Following 4 weeks of treatment with placebo with Pegasys plus Copegus, patients achieved a mean 3.7 log10 IU/mL decrease in HCV RNA and 60.0% (3 of 5) achieved RVR.

•

For cohort 4, safety and tolerability during the 4-week treatment period were similar for R7128 with Pegasys plus Copegus compared to placebo with Pegasys plus Copegus. There were no serious adverse events reported during the 4-week treatment period, and most of the adverse events reported were of mild to moderate intensity. One subject discontinued R7128, Pegasys and Copegus due to protocol specified stopping criteria (not treatment-emergent), and ECG changes. Adverse events reported in cohort 4 were similar to those reported in Cohorts 1-3. Grade 3/4 neutropenia was observed in 0% of the 5 placebo patients and in 20% of the 20 R7128 patients in the active dosing cohort. Grade 3 changes in hemoglobin were observed in 20% of the placebo patients and in 25% of the R7128 patients. There were no clinically significant changes in hepatic, renal, or other safety laboratory parameters, vital signs, or electrocardiograms. As seen in the patients infected with HCV genotype 1, there was no clinical evidence of any major organ toxicities related to R7128. R7128 was generally safe and well-tolerated when administered for 4 weeks in combination with Pegasus plus Copegus in patients with HCV genotypes 2 and 3.

We cannot guarantee that the final results of this study or any future study of R7128 will corroborate earlier results, and further testing will be required to provide sufficient evidence regarding safety and efficacy to support an NDA filing with the FDA in the future. We and Roche expect to meet with the FDA during January 2009 to discuss a Phase 2b study plan, as well as additional studies to support desired product label claims.

On October 12, 2007, we were informed by the FDA that R7128 received fast track designation.

Mechanism of Action. In a study evaluating the mechanism of action of PSI-6130, the compound was found to be active against the HCV RNA polymerase by terminating HCV RNA synthesis.

Preclinical Development. We and Roche have performed and will continue to perform in vitro and animal studies to determine the preclinical pharmacokinetics and safety of PSI-6130 administered as its pro-drug, R7128. PSI-6130 did not cause genetic mutations or cellular damage in preclinical models. The goal of longer-term animal studies is to identify the potential target organs and to determine the reversibility and monitorability of changes to their function and physical structure. In general, following single and repeated doses, R7128 was well tolerated in mice (up to 13 weeks), rats (up to 6 months), and dogs (up to 4 weeks) up to the highest doses tested (2000 mg/kg/day) for repeat dose studies. Manifestations of toxicity in monkeys, the most sensitive species tested, appeared to be time and dose dependent, causing significant changes in the kidney.

Oral administration of R7128 at doses of 200, 600 and 2000 mg/kg/day in monkeys, in a study designed to be six months but stopped at 13 weeks, did not establish a No Observed Adverse Effect Level (NOAEL) dose. A thorough examination of the monkeys’ tissues in every organ system determined that the only significant treatment-related pathology changes were confined to the glomeruli of the kidney. We believe these changes were dose-related, appearing in all animals in the high and middle dose groups and one animal in the low dose group, in which the glomerulopathy appeared in a much milder form. No scarring was observed, so changes were considered likely to be reversible.

A second long-term R7128 safety study in monkeys began in April 2008 at doses of 10, 40, 100, and 600 mg/kg/day, administered for 13 weeks in preparation for the start of a Phase 2b study in which humans are expected to receive R7128 for up to 12 weeks. Histopathology data confirmed the glomerulopathy findings from the previous study and confirmed the lack of progression to scarring or fibrosis. In addition, in animals that had been followed for an additional 8 weeks after treatment was stopped, renal function had returned to normal and histopathology revealed reversing (inactive) glomerular lesions without progression or scarring. Therefore, we believe the changes in kidney function observed in monkeys are both reversible and monitorable. In this study, we established a NOAEL dose in monkeys over 13 weeks.

In January 2008, Roche completed the dosing portion of a six month safety study of R7128 in rats. The results of this study revealed no toxicities at any dose level tested, which were 200, 600 and 2000 mg/kg/day.

In 2008, Roche completed a 13 week safety study of R7128 in mice. The results of this study showed that the drug was well tolerated with no observable toxicities at any dose level tested, which were 200, 600 and 2000 mg/kg/day.

Species-specific differences in drug metabolism and excretion that may render the monkey more susceptible to the pathology changes observed with R7128 than the rat or humans continue to be under review.

PSI-7851

We are developing PSI-7851 for the treatment of HCV. PSI-7851 was nominated as a lead candidate and has advanced into preclinical safety studies required for submission of an IND application with the FDA or an equivalent foreign regulatory filing. This pyrimidine nucleotide analog is being investigated as part of our research and development efforts to identify another compound that might be used in a proprietary combination treatment for HCV.

In vitro antiviral testing has shown that this compound is approximately 20 fold more potent than PSI-6130. In animal studies following oral dosing, PSI-7851 preferentially localizes in liver cells where it is efficiently converted to the active triphosphate form. The rapid and efficient delivery to liver cells and the improved in vitro potency observed in our early preclinical studies may allow for lower and less frequent dosing in the clinic. We anticipate filing an IND with the FDA during the first calendar quarter of 2009.

Purine Research

We are researching a third generation of nucleosides and nucleotides utilizing a purine base with the goal of generating a product candidate that has comparable activity to PSI-7851 and a resistance profile that is complementary to PSI-7851 to enable a proprietary fixed-dose combination that has the potential to eliminate or reduce the use of interferon for the treatment of HCV.

Product Candidates for the Treatment of HIV

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

The FDA has approved 32 single agents and six fixed-dose combination therapies for the treatment of HIV. The single agents are classified as nucleoside reverse transcriptase inhibitors, or NRTIs, non-nucleoside reverse transcriptase inhibitors, or NNRTIs, protease inhibitors, or PIs, integrase inhibitors and entry inhibitors. Both NRTIs and NNRTIs target the reverse transcriptase enzyme, while PIs, integrase inhibitors and entry inhibitors target other viral proteins.

NRTIs mimic natural nucleosides and are commonly referred to as nucleoside analogs. Each NRTI is an analog of one of the following naturally occurring nucleosides: 2’deoxycytidine (“cytidine”), 2’deoxythymidine (“thymidine”), 2’deoxyadenosine (“adenosine”) or 2’deoxyguanosine (“guanosine”). In the body, NRTIs block viral replication by interfering with the ability of reverse transcriptase to make a DNA copy of HIV RNA. This occurs because this enzyme incorporates the nucleoside analogs instead of the natural nucleosides into newly synthesized viral DNA, causing the premature termination of the DNA chain. This impairs either the synthesis or the functionality of the new viral genome, thereby suppressing viral replication. There are eight NRTIs approved by the FDA for the treatment of HIV.

NNRTIs are composed of a diverse group of compounds unrelated to nucleosides that also directly target reverse transcriptase. These drugs bind to the enzyme, causing a change in the shape of the enzyme that makes it less efficient in producing DNA. There are three NNRTIs approved by the FDA for the treatment of HIV.

PIs, integrase inhibitors and entry inhibitors are the other three classes of approved HIV therapeutics. The HIV protease is an enzyme that is required to make fully mature and infectious virus. This enzyme processes the viral proteins required to create a protective protein shell that surrounds the HIV RNA. The protease inhibitor class of compounds prevents the HIV protease from making mature virus capable of infecting other cells. Integrase inhibitors represent the newest class of HIV drugs to be approved by the FDA. These drugs prevent the integrase enzyme from integrating the viral genetic material into human chromosomes, a critical step in the pathogenesis of HIV. Entry inhibitors work outside the cell by inhibiting a virus from entering and infecting the cell. There are 10 PIs, one integrase inhibitor, and two entry inhibitors approved by the FDA for the treatment of HIV.

The standard treatment for HIV infection, as recommended by the U.S. Department of Health and Human Services, includes two NRTIs combined with a third drug from another class, either an NNRTI or a PI, to form a triple combination therapy known as Highly Active Anti-Retroviral Therapy, or HAART. The two NRTIs in HAART are usually analogs of different nucleosides. Typically, a cytidine analog is paired with a thymidine or an adenosine analog in an effort to ensure the broadest activity against viral mutations and delay the onset of drug resistance. Racivir is a cytidine analog. It has been estimated that lamivudine and emtricitabine currently are the most commonly prescribed cytidine analogs, alone or as components of fixed dose combination products.

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

HIV’s inherent ability to mutate results in the occurrence of about one mutation in every new virus particle produced. With over ten million virus particles produced within a 24-hour period, it is possible to observe every conceivable genetic mutation each day, although not all mutated viruses are viable. When a drug-resistant form of HIV first arises, it usually comprises a very small percentage of the HIV circulating within the blood. As the original or wild-type virus continues to be suppressed by antiviral therapy and the drug-resistant HIV continues to replicate, the mutated virus eventually becomes the dominant virus type. To reduce the likelihood of a dominant drug-resistant mutation, patients must comply with their treatment regimens; however, it has been estimated that at any given time approximately 70% of patients strictly adhere to their therapy. Each of the FDA-approved HIV therapies is susceptible to a mutation that confers drug resistance. New drug-resistant forms of HIV continue to emerge, and as a result, new therapies to fight drug-resistant HIV will continue to be needed.

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

Clinical Development. We have completed a Phase 2 clinical trial, Study 201, to assess the safety, tolerability and antiviral effect of a 600 mg dose of Racivir head-to-head against lamivudine in HIV-infected, treatment-experienced patients with the M184V mutation who have been on lamivudine therapy. The study was a randomized, double-blind, placebo-controlled, multicenter study of 54 patients in the United States, Argentina, Mexico and Panama. Patients were randomized into two groups: one substituting Racivir in place of lamivudine in their existing therapies, and one continuing on their current lamivudine-containing therapy without any change. The study entry criteria included patients who were failing a HAART regimen. Specifically, participants were required to have received lamivudine as part of their antiviral therapy for the previous 60 days, to carry the M184V HIV mutation, and to have an HIV RNA viral load of greater than or equal to 2,000 viral copies per milliliter of blood plasma. The study had a blinded treatment period of up to 28 days, followed by an open label treatment period of up to 20 weeks. Patients were subsequently followed for an additional four weeks after the conclusion of the study treatment periods. The goal of this study was to evaluate the benefit of Racivir in patients carrying the M184V mutation by replacing lamivudine with Racivir in existing therapies.

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

DFC

Dexelvucitabine (“DFC”) is an oral, once-daily cytidine nucleoside analog. We had been developing DFC in collaboration with Incyte Corporation (“Incyte”) until April 3, 2006, when Incyte announced its decision to discontinue its development of DFC. Incyte has now terminated our license agreement and returned its rights related to DFC to us. As a result of this termination, we will no longer be eligible to receive milestone payments or royalties from Incyte with respect to DFC, and we will be solely responsible for any additional expenses that we may incur in connection with the development of DFC. We have analyzed the preclinical and clinical data on DFC generated by Incyte. A path for further development of DFC has not yet been identified.

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

Collaborations and Licensing Agreements

Boehringer Ingelheim Chemicals, Inc.

On August 8, 2008, we entered into a manufacturing services agreement with Boehringer Ingelheim Chemicals, Inc. (“BICI”) for the manufacture of clinical supplies of the active pharmaceutical ingredient (“API”) of clevudine. In addition to covering the clinical supply of the API, the Manufacturing Services Agreement also contains terms related to any eventual commercial manufacture and supply of the API by BICI. The Manufacturing Services Agreement has an initial term of five years and at our option may be extended for an additional three years, and under certain circumstances, may be terminated by either us or BICI in advance of the expiration of its term. We also entered into a license agreement with BICI pursuant to which BICI granted us a non-exclusive, worldwide, perpetual, royalty-free license, with the right to sublicense to contract manufacturing organizations solely for the purpose of manufacturing the API on behalf of us, to use and practice certain BICI technology related to the manufacture of the API (the “License”). We agreed that in exchange for the License, and in addition to certain cash payments we will pay to BICI, we may, if certain product development milestones are reached for products incorporating the API, source a certain minimum amount of its commercial requirements for the API exclusively from BICI.

University of Cincinnati

In October 2007, we entered in a three year research collaboration and license agreement with the University of Cincinnati (“UC”) on behalf of its Genome Research Institute (“GRI”) to identify active and selective compounds against antiviral targets for HBV, HCV and HIV. As part of the agreement, UC granted us access to the GRI Lead Generation Library, which includes over 250,000 compounds. We will also gain access to GRI’s drug discovery capabilities, including high-throughput screening, computational chemistry and in silico docking expertise. UC granted us commercial rights for any lead compounds that are identified for HBV, HIV and HCV. We will make an annual payment to UC in support of the research collaboration and shall be responsible for all development expenses of products that may result from the collaboration. If a lead compound progresses through clinical development activities and achieves regulatory approval, we will make certain milestone payments to UC and pay to UC a royalty on any net sales of the product.

Bukwang Pharm. Co., Ltd.

Bukwang Pharm. Co., Ltd. is a pharmaceutical, oral hygiene, and cosmetics company based in Seoul, Korea. On December 28, 1995, Bukwang entered into an exclusive, worldwide license agreement with the University of Georgia Research Foundation, or UGARF, and Yale University to develop and commercialize clevudine. On June 23, 2005, Bukwang granted us exclusive rights to develop, manufacture, and market clevudine in North America, Europe, Central and South America, the Caribbean, and Israel. Bukwang retained rights to the rest of the world, excluding those Asian territories that were licensed to Eisai in November 2004. The agreement permits us to sublicense these rights, without Bukwang’s consent, to any of the top one hundred pharmaceutical companies based on sales ranked by IMS Health Incorporated.

We paid Bukwang an up-front payment of $6.0 million and may pay up to an aggregate of $24.0 million in milestone payments related to development, regulatory and commercialization events, as well as future royalties on net sales, including a minimum royalty obligation in certain years. We incurred our first milestone payment to Bukwang in the amount of $1.0 million upon initiation of our Phase 3 registration study during the quarter ended September 30, 2007. Other than the up-front payment and this $1.0 milestone payment, we have made no additional milestone payments through September 30, 2008 to Bukwang under this agreement. We have the right to use the clinical data generated by Bukwang or Eisai, as well as all historical data collected by the prior licensee, Triangle Pharmaceuticals (acquired by Gilead Sciences in 2003) or Gilead Sciences. We will be responsible for conducting any future clinical trials, regulatory filings, and the commercialization of clevudine in our territories. Bukwang and Eisai are responsible for all ongoing clinical trials, regulatory filings, and the commercialization of clevudine in their respective territories. Subject to the rights of any third party, including Gilead, we granted Bukwang a right of first refusal for Racivir for the treatment of HBV in Korea, the royalties for which would be based on net sales, and without any license fee or milestone obligations.

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

Incyte Corporation

On September 3, 2003, we entered into a collaboration and license agreement with Incyte to develop and commercialize DFC. On April 3, 2006, Incyte announced its decision to discontinue its development of DFC. Incyte has subsequently terminated our license agreement and returned its rights related to DFC to us. We have analyzed the clinical data on DFC generated by Incyte. A path for further development of DFC has not yet been identified.

Hoffmann-La Roche Inc.

Hoffmann-La Roche Inc. is the U.S. affiliate of F. Hoffmann-La Roche Ltd, a Swiss company (collectively “Roche”). In October 2004, we entered into a collaboration and license agreement with Roche to develop PSI-6130, its pro-drugs and chemically related nucleoside polymerase inhibitors for all indications, including the treatment of chronic HCV infections. Roche paid us an up-front payment of $8.0 million. Roche has also agreed to make milestone payments to us for PSI-6130 or a pro-drug of PSI-6130, including R7128, of up to an aggregate of approximately $105 million, assuming successful development and regulatory approval in Roche’s territories. In addition, we will receive royalties paid as a percentage of total annual net product sales, if any, and we will be entitled to receive up to $30 million of one-time performance payments should net sales from the product exceed specified thresholds. Under this collaboration, Roche will reimburse us for all of the currently expected external expenses (up to $4.5 million) associated with, and we will be responsible for, certain preclinical work, the IND filing, and the initial clinical trial. Roche will fund all of the expenses of, and be responsible for, other preclinical studies, future clinical development and commercialization of R7128. In addition to the $8.0 million up-front payment, we have received milestone payments of $25.0 million and research reimbursement payments of $5.0 million from Roche under this agreement as of September 30, 2008.

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

In conjunction with the agreement, Roche purchased 400,000 shares of our Series R redeemable convertible preferred stock and received warrants to purchase up to an additional 470,588 shares of our Series R-1 redeemable convertible preferred stock for $4.0 million. These shares and warrants were initially recorded at fair value for financial reporting purposes. The 400,000 shares of Series R redeemable convertible preferred stock were converted into 266,666 shares of our common stock on May 2, 2007 when we completed our initial public offering, or IPO, and the related warrants expired without exercise on October 26, 2006.

Emory University

Emory University is a non-profit Georgia corporation located in Atlanta, Georgia. In December of 1998, we entered into two licensing arrangements with Emory University related to the active pharmaceutical ingredients in DFC and Racivir.

DFC. On December 30, 1998, Emory University granted us an exclusive license to make, have made, use, import, offer for sale and sell medical products based on a compound now known as DFC, including certain of its analogs and derivatives. As part of the consideration for this agreement, we issued to Emory University 66,667 shares of our redeemable common stock valued at $1.50 per share and agreed to pay Emory University royalties as a percentage of net product sales and up to an aggregate of $1.0 million in future marketing milestone payments. The 66,667 shares of our redeemable common stock were converted into 66,667 shares of our common stock on May 2, 2007 when we completed our IPO. Beginning in the second year after NDA registration, these royalties are subject to specified minimums. The agreement permits us to sublicense these rights, subject to Emory University’s prior written consent, provided that we pay a percentage of milestone and royalty payments that we receive from a sublicensee. In September 2003, we sublicensed the rights to DFC in certain territories to Incyte, under a collaboration and license agreement, which was terminated as described above.

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

Racivir. On December 8, 1998, Emory University granted us an exclusive, worldwide license, which we refer to as the Racivir License Agreement, to make, have made, use, import, offer for sale and sell drug products based on a specified range of mixtures of (–) – FTC and (+) – FTC, or enriched FTC, which includes the mixture that we are developing as Racivir. As part of the consideration for this agreement, we issued to Emory University 66,667 shares of our redeemable common stock valued at $1.50 per share, and agreed to pay Emory University royalties as a percentage of net product sales. We subsequently issued to Emory University an additional 13,307 shares of our redeemable common stock valued at $4.95 per share pursuant to an anti-dilution provision in our agreement. The 79,974 aggregate shares of our redeemable common stock were converted into 79,974 shares of our common stock on May 2, 2007 when we completed our IPO. We may also pay Emory University up to an aggregate of $1.0 million in future marketing milestone payments. Beginning in the second year after NDA registration, these royalties are subject to specified minimums. The agreement permits us to sublicense these rights under certain circumstances, provided that we pay a percentage of milestone and royalty payments that we receive from a sublicensee.

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

Manufacturing and Supply

We do not have our own manufacturing capabilities and we rely on third-party manufacturers for supply of the APIs, we use in our preclinical studies and clinical trials. We do not expect to establish our own manufacturing facilities and we will continue to rely on third-party manufacturers to produce commercial quantities of any drugs that we market.

We are party to a manufacturing services agreement with BICI for the manufacture of clinical supplies of the API of clevudine. In addition to covering the clinical supply of the API, the Manufacturing Services Agreement also contains terms related to any eventual commercial manufacture and supply of the API by BICI. We are also party to a license agreement with BICI pursuant to which BICI granted us a non-exclusive, worldwide, perpetual, royalty-free license, with the right to sublicense to contract manufacturing organizations solely for the purpose of manufacturing the API on behalf of us, to use and practice certain BICI technology related to the manufacture of the API. In exchange for the License, and in addition to certain cash payments it will pay to BICI, we may, if certain product development milestones are reached for products incorporating the API, source a certain minimum amount of its commercial requirements for the API exclusively from BICI.

We have a sufficient quantity of clevudine for our future preclinical studies and Phase 3 clinical trials, but if we obtain marketing approval for clevudine, we will need to procure additional supplies of clevudine from BICI or other qualified third-party manufacturers.

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

Government Regulation

Regulation by governmental authorities in the United States and other countries is a significant factor in the development, manufacture and marketing of pharmaceutical products and in ongoing research and development activities. Government authorities in the United States at the federal, state, and local levels and in foreign countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, promotion, advertising, distribution, sampling, marketing, and import and export of pharmaceutical products, biologics, and medical devices. All of our products will require regulatory approval by governmental agencies prior to commercialization. Various federal, state, local and foreign statutes and regulations also govern, among other things, testing, manufacturing, safety, labeling, marketing, storage and record-keeping related to such products. The process of obtaining these approvals and subsequent process of maintaining substantial compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of extensive time and financial resources. In addition, these statutes, rules, regulations and policies may change and our products may be subject to new legislation or regulations.

Pharmaceutical Regulation in the United States

In the United States, drugs are subject to rigorous regulation by the FDA. The Federal Food, Drug and Cosmetic Act (“FDCA”), and other federal and state statutes and regulations govern, among other things, the research, development, testing, safety, effectiveness, manufacture, quality control, storage, record keeping, labeling, promotion, marketing, and distribution of pharmaceutical products. The failure to comply with the applicable regulatory requirements may subject a company to a variety of sanctions, including, among other things, administrative, or judicially imposed sanctions. These sanctions could include, among other things, the FDA’s refusal to approve pending applications, withdrawals of approvals, clinical holds, warning letters, product recalls, product seizures, total or partial suspension of operations, injunctions, fines, civil penalties or criminal prosecution. The FDA also administers certain controls over the export of drugs and biologics from the United States.

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

If a company wants to test a new drug in human patients/subjects, an IND must be prepared and filed with the FDA to request FDA authorization to begin human testing of the drug. The IND application automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions such as those relating to the adequacy of the preclinical studies, the preclinical product characterization and/or the proposed conduct of the clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The submission of an IND may not result in FDA authorization to commence a clinical trial. A separate supplemental submission to an existing IND must also be made for each successive clinical trial conducted during product development, and the FDA must review each supplemental IND before each clinical trial can begin. Furthermore, an independent institutional review board (“IRB”) for each medical center proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that center, and the IRB must monitor the study until completed.

Certain preclinical tests must be conducted in compliance with the FDA’s good laboratory practice regulations and the United States Department of Agriculture’s Animal Welfare Act. Violations of these regulations can, in some cases, lead to invalidation of the studies, requiring such studies to be reconducted.

Clinical Phase. The clinical phase of development follows successful IND submission and involves the activities necessary to demonstrate safety, tolerability, efficacy and dosage of the substance in humans, as well as the ability to produce the substance and finished drug product in accordance with the FDA’s current Good Manufacturing Practice, or cGMP, requirements. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study and the parameters to be used in assessing the safety and the efficacy of the drug. Each protocol must be submitted to the FDA as part of the IND prior to beginning the trial. Each trial must be reviewed, approved and conducted under the auspices of an IRB, and each trial (with very limited exceptions), must include the patient’s/subject’s informed consent. Sponsors, investigators, other clinical study staff, and IRBs also must satisfy extensive Good Clinical Practice, or GCP, including regulations and guidelines for obtaining informed consent from the study subjects, complying with the protocol and investigational plan, adequately monitoring the clinical trial, and reporting adverse events adequately and timely. The FDA, the IRB, independent data or safety reviewers or the sponsor may suspend a clinical trial at any time for any reason, including a finding that the subjects/patients are being exposed to an unacceptable health risk.

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

Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, Phases 1, 2 and 3, with Phase 4 clinical trials conducted after marketing approval. Phase 4 clinical trials are generally required for products that receive accelerated approval. The FDA also may require sponsors to conduct Phase 4 clinical trials to study certain safety issues. Data from these studies are compiled in an NDA for submission to the FDA requesting approval to market the drug. These phases might be compressed, might overlap, or might be omitted in some circumstances.

•

Phase 1 Clinical Trials: After an IND becomes effective, Phase 1 human clinical trials can begin. These studies are initially conducted in a limited population to evaluate, among other things, a drug candidate’s safety and tolerability. Phase 1 clinical trials also determine, among other things, how a drug candidate is absorbed, distributed, metabolized and excreted by the body, and its duration of action. In some cases, a sponsor may decide to run what is referred to as a “Phase 1b” evaluation, which is a second, safety-focused Phase 1 clinical trial typically designed to evaluate the drug candidate in combination with currently approved drugs.

•

Phase 2 Clinical Trials: Phase 2 studies are generally conducted in a limited patient population to identify possible adverse events and safety risks, to determine, among other things, the efficacy of the drug candidate for specific targeted indications and to determine, among other things, dose tolerance and optimal dosage. These trials are typically well-controlled, closely monitored, and conducted in a relatively small number of patients, usually involving no more than several hundred subjects. Phase 2 clinical trials of antiviral drugs typically are designed to evaluate the potential efficacy of the drug on patients and to further ascertain the safety of the drug, at the dosage given, in a larger patient population. Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more expensive Phase 3 clinical trials. In some cases, a sponsor may decide to run what is referred to as a “Phase 2b” evaluation, which is a second, confirmatory Phase 2 clinical trial that could, in certain circumstances and if accepted by the FDA, serve as a registrational clinical trial in the approval of a drug candidate.

•

Phase 3 Clinical Trials: These are commonly referred to as registrational (or pivotal) studies, and are undertaken when Phase 2 clinical trials suggest that a dose range of the drug candidate is effective and has an acceptable safety profile. In Phase 3 clinical trials, the drug is usually tested in a controlled randomized trial comparing the investigational new drug to an approved form of therapy in an expanded and well-defined patient population and at multiple clinical sites. The goal of these studies is to obtain, among other things, definitive statistical evidence of safety and efficacy of the investigational new drug regimen as compared to an approved standard treatment in defined patient populations with a given disease and stage of illness. Phase 3 trials usually include from several hundred to several thousand subjects.

In the case of products for life-threatening diseases, the initial human testing is often conducted in patients/subjects with the target disease rather than in healthy volunteers. These studies may provide initial evidence of efficacy traditionally obtained in Phase 2 clinical trials, and so these trials are frequently referred to as Phase 1/2 clinical trials.

In addition, a company may hold an “End-of-Phase 2 Meeting” with the FDA to assess, among other things, the safety of the drug regimen to be tested in the Phase 3 clinical trial, to evaluate the Phase 3 plan, and to identify any additional information that will be needed to support an NDA. If the Phase 3 clinical trials had been the subject of discussion at an “End-of-Phase 2 Meeting,” the company is eligible for a Special Protocol Assessment (“SPA”) by the FDA, a process by which the FDA, at the request of the sponsor, will evaluate protocols and issues relating to the protocols within 45 days to assess whether they are adequate to meet scientific and regulatory requirements identified by the sponsor. If the FDA and the sponsor reach agreement on the design and size of clinical trials intended to form the primary basis of an efficacy claim in an NDA, the FDA will reduce the agreement to writing. The SPA agreement, however, is not a guarantee of product approval by FDA or approval of any permissible claims about the product.

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

Phase 1, 2, and 3 testing may not be completed successfully within any specified time period, if at all. The FDA closely monitors the progress of each of the phases of clinical trials that are conducted under an IND and may, at its discretion, reevaluate, alter, suspend, or terminate the testing based upon the data accumulated to that point and the FDA’s assessment of the risk/benefit ratio to the patient. The FDA, IRB, independent data or safety reviewers or the sponsor may suspend or terminate clinical trials at any time for any reason, including a finding that the subjects/patients are being exposed to an unacceptable health risk. The FDA can also request additional clinical trials be conducted as a condition to product approval. Additionally, new government requirements may be established that could delay or prevent regulatory approval of our products under development. Furthermore, IRBs and independent data or safety reviewers, which are independent entities constituted to protect human subjects in the clinical trials that are being conducted at the IRBs’ institutions, have the authority to suspend clinical trials in their respective institutions at any time for a variety of reasons, including safety issues.

Certain information about clinical trials, including a description of the study, participation criteria, location of study sites, and contact information, shall be submitted for listing on the National Institutes of Health (“NIH”) publicly-accessible clinical trial registry. Section 113 of the FDA Modernization Act mandates registration of IND efficacy trials for serious diseases or conditions. In addition, the Food and Drug Administration Amendments Act of 2007 directs the FDA to issue regulations that will require sponsors to submit to the NIH the results of all controlled clinical studies, other than Phase I studies. Sponsors also are subject to certain state laws imposing requirements to make publicly available certain information on clinical trial results.

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

The submission of the application is no guarantee that the FDA will find it complete and accept it for filing. The FDA reviews all NDAs submitted before it accepts them for filing. It may refuse to file the application and request additional information rather than accept the application for filing, in which case, the application must be resubmitted with the supplemental information. After the application is deemed filed by the FDA, agency staff of the FDA reviews an NDA to determine, among other things, whether a product is safe and efficacious for its intended use. The FDA has substantial discretion in the approval process and may disagree with an applicant’s interpretation of the data submitted in its NDA. As part of this review, the FDA may refer the application to an appropriate advisory committee, typically a panel of physicians, for review, evaluation, and an approval recommendation. For any drug containing an active ingredient not previously approved under the FDCA, the application automatically will be referred to an appropriate advisory committee for review prior to approval of the drug, unless the FDA decides otherwise and specifies such reasons to the sponsor. The FDA is not bound by the opinion of the advisory committee. Drugs that successfully complete NDA review, and for which an approval letter is received, may be marketed in the United States, subject to all conditions imposed by the FDA and all applicable laws and regulations.

The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that the NDA is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the

Prescription Drug User Fee Act (“PDUFA”), the FDA has agreed to specific performance goals in the review of NDAs, including a performance goal of 10-12 months for review of a standard NDA. The initial review cycle for applications submitted under FDCA § 505(b) or § 505(j) is 180 days. The review process is often significantly extended by FDA requests for additional information or clarification regarding information already provided in the submission.

Prior to granting approval, the FDA generally conducts an inspection of the facilities, including outsourced facilities that will be involved in the manufacture, production, packaging, testing and control of the drug substance and finished drug product for cGMP compliance. The FDA will not approve the application unless cGMP compliance is satisfactory. If the FDA determines that the marketing application, manufacturing process, or manufacturing facilities are not acceptable, in a complete response letter it will outline the deficiencies in the submission and will often request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the marketing application does not satisfy the regulatory criteria for approval and refuse to approve the application.

If FDA evaluations of the NDA and the manufacturing facilities are favorable, the FDA may issue an approval letter. If the FDA determines the NDA cannot be approved in its current form, it may issue a complete response letter. A complete response letter generally identifies deficiencies, and where possible, recommends actions to be taken towards approval which must be met in order to secure approval of the NDA. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug (typically authorized on the date of the approval letter, with certain exceptions) with specific prescribing information for specific indications. As a condition of NDA approval, the FDA may require post-approval testing and surveillance to monitor the drug’s safety or efficacy and may impose other conditions, including labeling and distribution restrictions that can materially impact the potential market and profitability of the drug. Once granted, product approvals may be withdrawn for many reasons, including where compliance with regulatory standards is not maintained or problems are identified following initial marketing.

The length of the FDA’s NDA review can range from a few months, particularly for drugs related to life-threatening conditions, to many years.

Fast-Track Review. The Food and Drug Administration Modernization Act of 1997 (“Modernization Act”), establishes a statutory program for the approval of “Fast-Track” products, which are defined under the Modernization Act as new drugs or biologics intended for the treatment of a serious or life-threatening condition that demonstrate the potential to address unmet medical needs for this condition. To determine whether a condition is “serious” for the purposes of Fast-Track designation, the FDA considers several factors, including, among other things, the condition’s impact on survival, day-to-day functioning, and the likelihood that the disease, if left untreated, will progress from a less severe condition to a more serious one. If awarded, the Fast-Track designation applies to the product only for the indication for which the designation was received. Under the Fast-Track program, the sponsor of a new drug or biologic may request the FDA to designate the drug or biologic as a Fast-Track product in writing at any time during the clinical development of the product. The Modernization Act specifies that the FDA must determine if the product qualifies for Fast-Track designation within 60 days of receipt of the sponsor’s request.

Fast-Track designation offers a product the benefit of approval based on surrogate endpoints that generally would not be acceptable for approval and possible early or rolling acceptance of the marketing application for review by the agency. Traditional approval requires data demonstrating that the product has an effect on clinically meaningful endpoints or well-established surrogate endpoints. The FDA may approve the application of a Fast-Track product on the basis of clinical trials using less than well-established surrogate endpoints where the agency determines that the effect on the surrogate endpoint is reasonably likely to predict clinical benefit. Confirmatory post-approval studies likely will still need to be conducted. If a preliminary review of the clinical data suggests that a Fast-Track product may be effective, the FDA may also initiate review of sections of a marketing application for a Fast-Track product before the sponsor completes the application. This rolling review is available if the applicant provides a schedule for submission of remaining information and pays applicable user fees. However, the time periods to which the FDA has committed in reviewing an application do not begin until the sponsor actually submits the application.

The FDA may subject approval of an application for a Fast-Track product to post-approval studies to validate the surrogate endpoint or confirm the effect on the clinical endpoint, and the FDA will also subject such approval to prior review of all promotional materials. In addition, the FDA may withdraw its approval of a Fast-Track product on a number of grounds, including, among other things, the sponsor’s failure to conduct any required post-approval study with due diligence and failure to continue to meet the criteria for designation.

Fast-Track designation should be distinguished from the FDA’s other programs for expedited development and review although products awarded Fast-Track status may also be eligible for these other benefits. Accelerated approval refers to the use of less than well-established surrogate endpoints discussed above. Priority review is a designation of an application after it has been submitted to the FDA for approval for drugs that offer major advances in treatment, or provide a treatment where no adequate therapy exists. The agency sets the target date for agency actions on the applications of products that receive priority designation for six months where products under standard review receive a 10-month target.

Post-Approval Phase. As a condition of NDA approval, the FDA may require post-marketing “Phase 4” clinical trials to confirm that the drug is safe and efficacious for its intended uses. After NDA approval, if the FDA becomes aware of new safety information, the agency may require post-approval studies, including clinical trials to investigate known serious risks or signals of serious risks, or identifying unexpected serious risks. If required to conduct a post-approval study, periodic status reports must be submitted to the FDA. Failure to conduct such post-approval studies in a timely manner may result in withdrawal of approval, substantial civil fines, among other things.

Where drugs are approved under accelerated approval regulations or the FDA otherwise requests, additional studies will likely be required to document a clinical benefit and to monitor the long-term effects of the therapy. We expect that for any product for which a single pivotal clinical trial is authorized for approval, we will be required to conduct extended Phase 4 clinical trials to monitor the long-term effects of the therapy. Recent developments have prompted heightened government focus on safety reporting and pharmacovigilance. The FDA may require applicants to implement a REMS or risk minimization action plan (“RiskMAP”) to minimize known and preventable safety risks or otherwise impose burdens, such as limits on prescribing and/or distribution and on direct-to-consumer advertising, on an applicant’s ability to commercialize its drug products.

In addition, following FDA approval of a product, discovery of problems with a product or the failure to comply with requirements may result in, among other things, restrictions on a product, manufacturer or holder of an approved marketing application, including withdrawal or recall of the product from the market or other voluntary or FDA-initiated action that could delay or prevent further marketing. Newly discovered or developed safety or efficacy data may require changes to an approved product’s distribution or labeling including the addition of new warnings and contraindications.

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

FDA Regulation of Post-Approval Marketing and Promotion. The FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, dissemination of off-label information for uses of the product not approved by the FDA, industry-sponsored scientific and educational activities, and promotional activities involving the internet. A company can make only those claims relating to safety and efficacy of a product for the indications that are approved by the FDA. Failure to comply with these requirements can result in, among other things, adverse publicity, enforcement letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available drugs for uses for which the drugs are not indicated, that are not described in the drug’s labeling, and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, impose stringent restrictions on manufacturers’ communications regarding off-label uses.

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

Abbreviated New Drug Application (“ANDA”). An ANDA is a type of application in which approval is based on a showing of “pharmaceutical equivalence and bioequavalence” to an already approved drug product. ANDAs do not contain full reports of safety and efficacy, as do NDAs, but rather demonstrate that their proposed products are “the same as” reference products with regard to their conditions of use, active ingredient(s), route of administration, dosage form, strength, and labeling. ANDA applicants are also required to demonstrate the “bioequivalence” of their products to the reference product. Bioequivalence generally means that there is no significant difference in the rate and extent to which the active ingredient(s) in the products becomes available at the site of drug action.

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

The timing of final FDA approval of an ANDA depends on a variety of factors, including, among other things, whether the applicant has challenged any patents listed in the FDA’s “Orange Book” for the reference product and whether the pioneer manufacturer is entitled to one or more periods of non-patent marketing exclusivity. In certain circumstances, these marketing exclusivities can extend beyond the life of a patent, and block the approval of ANDAs after the date on which the patent expires. Once the FDA concludes that all substantive ANDA requirements have been satisfied, but final approval is blocked because of a patent or marketing exclusivity, the FDA may issue the ANDA applicant a “tentative approval” letter.

505(b)(2) Applications. If a proposed drug product represents a change from an already approved product, but does not qualify for submission under an ANDA or pursuant to an approved suitability petition, the applicant may be able to submit a type of an NDA application referred to as a “505(b)(2) application.” A 505(b)(2) application is an NDA for which one or more of the investigations relied upon by the applicant for approval was not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the entity by or for which the investigation was conducted. The FDA has determined that 505(b)(2) applications may be submitted for products that represent changes from approved products in conditions of use, active ingredient(s), route of administration, dosage form, strength, or bioavailability. A 505(b)(2) applicant also has the flexibility to reference more than one approved product.

A 505(b)(2) applicant must provide the FDA with any additional clinical data necessary to demonstrate the safety and effectiveness of the product with the proposed change(s). Consequently, although duplication of preclinical and certain clinical studies is avoided through the use a 505(b)(2) application, specific clinical studies may be required.

Patent Term Restoration. The Hatch-Waxman Act also provides for the restoration of a portion of the patent term lost during product development and FDA review of an application for approval. However, the maximum period of restoration cannot exceed 5 years or restore the total remaining term of the patent to greater than 14 years from the date of FDA approval of the product. The patent term restoration period is generally one-half the time between the effective date of the IND and the date of submission of the NDA, plus the time between the date of submission of the NDA and the date of FDA approval of the product. The term restoration only applies to the claim or claims directed toward the “approved drug product.” Only one term extension can be granted per patent, and only one patent may be extended per approved product. The patent holder must apply for restoration within 60 days of approval. The United States Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for patent term restoration. In the future, we may consider applying for patent term restoration for some of our currently owned or licensed patents, depending on the expected length of clinical trials and other factors involved in the filing of an NDA.

ANDA and 505(b)(2) Applicant Challenges to Patents and Generic Exclusivity. NDA and 505(b)(2) applicants are required to list with the FDA each patent that claims their approved products and for which claims of patent infringement could reasonably be asserted against unauthorized manufacturers. ANDA and 505(b)(2) applicants must then certify regarding each of the patents listed with the FDA for the product(s) it references. ANDA and 505(b)(2) applicants can certify that there is no listed patent, that the listed patent has expired, that the application may be approved upon the date of expiration of the listed patent, or that the patent is invalid or will not be infringed by the marketing of the applicant’s product. This last certification is referred to as a “Paragraph IV certification.”

If a Paragraph IV certification is filed, the applicant must also provide notice to the NDA holder and patent owner stating that the application has been submitted and provide the factual and legal basis that the patent is invalid or not infringed. The NDA holder or patent owner may sue the ANDA or 505(b)(2) applicant for patent infringement. If the NDA holder or patent owner files suit within 45 days of receiving notice of the application, a one-time 30-month stay of the FDA’s ability to approve the ANDA or 505(b)(2) application is triggered. The FDA may approve the proposed product before the expiration of the 30-month stay if a court finds the patent invalid or not infringed or shortens the period because parties have failed to cooperate in expediting the litigation.

As an incentive to encourage generic drug manufacturers to undertake the expenses associated with Paragraph IV patent litigation, the first ANDA applicant to submit a substantially complete ANDA with a Paragraph IV certification to any patent listed with the FDA may be eligible for a 180-day period of marketing exclusivity. The exclusivity period runs from the date when the generic drug is first commercially marketed, and blocks final approval of any later-filed ANDA referencing the same product.

The 180-day exclusivity period is triggered by the first commercial marketing of the generic drug (whether marketed by the ANDA filer or by an authorized generic) or by a final decision by the District Court that the patent is invalid or not infringed if there is no appeal, or by the Court of Appeals for the Federal Circuit if the District Court decision is appealed.

If multiple generic drug manufacturers submit substantially complete ANDAs with Paragraph IV certifications on the same day, all of these manufacturers will share in a single 180-day exclusivity period. Note also that the 180-day exclusivity may be subject to forfeiture provisions, requiring relinquishment of the exclusivity in some situations, including cases where commercial marketing of the generic drug does not occur within a certain time period.

Non-Patent Marketing Exclusivities. Under the Hatch-Waxman Act, newly approved drug products and changes to the conditions of use of approved products may benefit from periods of non-patent marketing exclusivity. The Hatch-Waxman Act provides five years of “new chemical entity” marketing exclusivity to the first applicant to gain approval of an NDA for a product that does not contain an active ingredient found in any other approved product. Where this exclusivity is awarded, the FDA is prohibited from accepting any ANDAs or 505(b)(2) applications during the five-year period (this period is shortened to four years for ANDAs containing Paragraph IV certifications). This exclusivity protects the entire new chemical entity franchise, including all products containing the active ingredient for any approved use and in any strength or dosage form. This exclusivity will not prevent the submission or approval of stand-alone NDAs, but such applicants would be required to conduct their own adequate and well-controlled clinical studies to demonstrate the safety and effectiveness of their products.

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

Pediatric Exclusivity. The Modernization Act included a pediatric exclusivity provision that was reauthorized by the Food and Drug Administration Amendments Act of 2007 through fiscal year 2012. Pediatric exclusivity provides an incentive to pioneer drug manufacturers for conducting research into the safety and efficacy of their products in children. Manufacturers are eligible for pediatric exclusivity when they conduct and submit the results of pediatric studies requested by the FDA. When granted, pediatric exclusivity provides an additional six months of market exclusivity and patent protection in the United States.

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

Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. If a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to seven-year market exclusivity. For seven years, the FDA may not approve any other application, including NDAs, ANDAs, or 505(b)(2) applications, to market the “same drug” for the same indication. The only exception is where the second product is shown to be “clinically superior” to the product with orphan drug exclusivity, as that phrase is defined by the FDA, and if there is an inadequate supply.

Foreign Regulatory Requirements

Outside the United States, our ability to market our products will also be contingent upon receiving marketing authorizations from the appropriate regulatory authorities and compliance with applicable post-approval regulatory requirements. Although the specific requirements and restrictions vary from country to country, as a general matter, foreign regulatory systems include risks similar to those associated with FDA regulation, as described above. Under EU regulatory systems, marketing authorizations may be submitted either under the centralized or decentralized procedure. Under the centralized procedure, a single application to the European Medicines Evaluation Agency (“EMEA”), may lead to an approval granted by the European Commission that permits the marketing of the product in the member states of the European Union. The centralized procedure is mandatory for certain classes of medicinal products, but is optional for others. We assume that the centralized procedure will apply to our products.

The decentralized procedure may lead to mutual recognition of nationally approved decisions and is used for products that are not required to be authorized by the centralized procedure, and for those products for which the centralized procedure is optional but which shall be marketed in select EU member countries only.

Under the decentralized procedure, an applicant applies for national marketing authorization in one state, and then may submit further applications to the competent authorities of other member states, which will then be requested to recognize the original authorization based upon an assessment report prepared by the original authorizing competent authority. If any member state makes an objection, we have the option to withdraw the application from that country or take the application to arbitration by the Committee for Proprietary Medicinal Products (“CPMP”) of the EMEA. If a referral for arbitration is made, the procedure is suspended, and in the intervening time, the only EU country in which the product can be marketed will be the country where the original authorization has been granted, even if all the other designated countries are ready to recognize the product. The opinion of the CPMP, which is binding, could support or reject the objections or alternatively could reach a compromise position acceptable to all EU countries concerned. Arbitration can be avoided if the application is withdrawn in the objecting country, but once the application has been referred to arbitration, it cannot be withdrawn.

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

HBV Therapeutics Competition

In the United States, the current standard of care for the treatment of HBV infection is monotherapy with one of five nucleoside analog drugs, or one of two alpha interferon protein therapies, as listed in the following table.

FDA-Approved Therapies for the Treatment of HBV

Brand Name	Chemical Name	Chemical Name Abbreviation	Drug Class	Company
Epivir-HBV	lamivudine	3TC	nucleoside analog	GlaxoSmithKline
Hepsera	adefovir	ADV	nucleotide analog	Gilead Sciences
Baraclude	entecavir	ETV	nucleoside analog	Bristol-Myers Squibb
Tyzeka	telbivudine	LdT	nucleoside analog	Novartis
Intron-A	interferon alfa-2b	IFN	interferon	Schering Plough
Pegasys	peginterferon alfa-2a	PEG IFN	interferon	Roche
Viread	tenofovir	TDF	nucleotide analog	Gilead Sciences

As of August 2008, Hepsera represented approximately 43% of approved HBV nucleoside prescriptions in the US, while Baraclude, Epivir-HBV and Tyzeka represented approximately 36%, 16% and 5% of approved HBV nucleoside prescriptions, respectively. From March 2000 through August 2008, the total prescriptions for approved HBV nucleosides grew at a compound annual growth rate, or CAGR, of approximately 35%. Gilead Sciences has recently received EU and US approval for Viread® (tenofovir) for the treatment of HBV in April and August 2008, respectively.

Although a safe and effective vaccine against HBV has been available for decades, it only benefits those not yet infected with this virus. We believe that additional drugs will become available in the future for the treatment of HBV, considering the major unmet medical need for therapy. We also believe that the introduction of new HBV therapeutics will expand the current market and increase the likelihood of combination therapy for HBV. Our HBV product candidate may compete directly or be used in combination with the current standard of care, with the drug candidates that are currently in development and with those that may be developed in the future. As a result of its mechanism of action, we believe that clevudine may be complementary to some existing HBV treatments and could therefore be used as either a single agent or in combination with existing therapies. To further support this concept, in July 2008 the French National Agency for Research on AIDS and Viral Hepatitis (ANRS), with our support and Gilead Sciences, initiated the first head-to-head study of clevudine and Viread administered separately, versus their combination, for the treatment of chronic HBV infection in non-cirrhotic patients. The study treatments include clevudine 30mg/day, tenofovir 300mg/day or the combination of both drugs administered to 150 treatment-naïve hepatitis B e-antigen negative HBV-infected patients for 96 weeks. At that time, all therapy will be discontinued, and patients will be monitored for SVR after being off therapy for 24 weeks, the primary endpoint of the study.

In March 2007, we engaged MEDACorp to conduct a survey to assess the current market for HBV therapies and opportunities for new HBV therapies, including clevudine. In this market study, 99 U.S. physicians participated, representing the medical specialties of gastroenterology, hepatology, infectious disease and primary care. The physicians surveyed reported currently managing an average of approximately 80 HBV patients, an average increase of more than 30% in their HBV patient volume as compared to the previous year. These physicians reported prescribing, on average, oral nucleoside HBV therapies for 80% of all their HBV patients and 50% of their treatment-naïve HBV patients. Additionally, a majority of the physicians surveyed indicated that achieving sustained undetectable levels of HBV DNA off-treatment, or SVR, is the most important factor for them in making treatment decisions, while maintaining undetectable levels of HBV DNA on-treatment is the second most important factor for them in making treatment decisions.

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

HCV Therapeutics Competition

In the United States, the current standard of care for the treatment of HCV is a combination of alpha interferon and a nucleoside analog named ribavirin. Alpha interferon is approved in several chemically modified forms and is marketed by Roche, Schering-Plough, and Three Rivers Pharmaceuticals. Roche, Schering-Plough, and several generic manufacturers market ribavirin. We are aware that Roche and other companies are also developing new drugs for the treatment of HCV. For example, Novartis/Human Genome Sciences, Vertex and Schering-Plough have advanced their drug candidates into Phase 3 clinical trials. In October 2008, Roche announced that development of R1626, a polymerase inhibitor being investigated as a treatment for infection with HCV, was terminated due to safety findings from a Phase 2b study. The following table presents information about approved drugs and drug candidates for the treatment of HCV.

FDA-Approved HCV Therapeutics or HCV Therapeutics in Development

Brand Name	Chemical Name or Abbreviation	Drug Class	Phase of Development	Company
Pegasys plus Copegus	peginterferon alfa-2a + ribavirin	Interferon	Approved	Roche
Peg-Intron plus Rebetol	peginterferon alfa-2b + ribavirin	Interferon	Approved	Schering-Plough
Infergen	interferon alfacon-1	Interferon	Approved	Three Rivers Pharmaceuticals
Albuferon	albumin interferon alfa-2b	Interferon	Phase 3	Human Genome Sciences/ Novartis
	R7128	Nucleoside Polymerase Inhibitor	Phase 2	Pharmasset/Roche
	PSI-7851	Nucleotide Polymerase Inhibitor	Pre-Clin	Pharmasset
	PF-868554	Non-nucleoside Polymerase Inhibitor	Phase 2	Pfizer
	GS-9190	Non-nucleoside Polymerase Inhibitor	Phase 2	Gilead
	Telaprevir (VX-950)	Protease Inhibitor	Phase 3	Vertex/ Johnson & Johnson
	Bocepravir	Protease Inhibitor	Phase 3	Schering-Plough
	TMC435350	Protease Inhibitor	Phase 2	Medivir/Tibotec
	R7227 (ITMN-191)	Protease Inhibitor	Phase 1	InterMune/Roche
	BMS-790052	NS5A Inhibitor	Phase 1	Bristol-Myers Squibb
	BI201335	Protease Inhibitor	Phase 2	Boeringer Ingelheim
	IDX184	Nucleotide Polymerase Inhibitor	Phase 1	Idenix

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

The following table presents information about the various classes of HIV therapeutics.

Multi-class Combination Products

Brand Name	Generic Names	Company	Chemical Name Abbreviation	Component Analog Type
Atripla	efavirenz emtricitabine tenofovir disoproxil fumarate	Bristol-Myers Squibb, Gilead Sciences and Merck	EFV FTC TDF	cytidine adenosine

Nucleoside Reverse Transcriptase Inhibitors (NRTIs)

Brand Name	Generic Name(s)	Company	Chemical Name Abbreviation	Component Analog Type
Combivir	lamivudine zidovudine	GlaxoSmithKline	3TC AZT	cytidine thymidine
Emtriva	emtricitabine	Gilead Sciences	FTC	cytidine
Epivir	lamivudine	GlaxoSmithKline	3TC	cytidine
Epzicom	abacavir lamivudine	GlaxoSmithKline	3TC ABC	guanosine cytidine
Hivid	zalcitabine	Hoffmann-La Roche	ddC	cytidine
Retrovir	zidovudine	GlaxoSmithKline	ZDV	thymidine
Trizivir	abacavir, zidovudine lamivudine	GlaxoSmithKline	ABC AZT 3TC	guanosine thymidine cytidine
Truvada	tenofovir disoproxil fumarate emtricitabine	Gilead Sciences, Inc.	TDF FTC	adenosine cytidine
Videx EC	enteric coated didanosine	Bristol Myers-Squibb	ddI EC	adenosine
Videx	didanosine	Bristol Myers-Squibb	ddI	adenosine
Viread	tenofovir disoproxil fumarate	Gilead	TDF	adenosine
Zerit	stavudine	Bristol Myers-Squibb	d4T	thymidine
Ziagen	abacavir sulfate	GlaxoSmithKline	ABC	guanosine

Nonnucleoside Reverse Transcriptase Inhibitors (NNRTIs)

Brand Name	Generic Name	Company	Chemical Abbreviation
Intelence	etravirine	Tibotec Therapeutics	ETR
Rescriptor	delavirdine	Pfizer	DLV
Sustiva	efavirenz	Bristol Myers-Squibb	EFV
Viramune	nevirapine	Boehringer Ingelheim	NVP

Protease Inhibitors (PIs)

Brand Name	Generic Name(s)	Manufacturer Name	Chemical Abbreviation
Agenerase	amprenavir	GlaxoSmithKline	APV
Aptivus	tipranavir	Boehringer Ingelheim	TPV
Crixivan	indinavir	Merck	IDV
Invirase	saquinavir mesylate	Hoffmann-La Roche	SQV
Kaletra	lopinavir and ritonavir	Abbott Laboratories	LPV/RTV
Lexiva	fosamprenavir calcium	GlaxoSmithKline	FOS/APV
Norvir	ritonavir	Abbott Laboratories	RTV
Prezista	darunavir	Tibotec, Inc.	TMC114
Reyataz	atazanavir sulfate	Bristol-Myers Squibb	ATV
Viracept	nelfinavir mesylate	Agouron Pharmaceuticals	NFV

Fusion Inhibitors

Brand Name	Generic Name	Manufacturer Name	Approval Date
Fuzeon	enfuvirtide,	Hoffmann-La Roche & Trimeris	T-20

Entry Inhibitors—CCR5 co-receptor antagonist

Brand Name	Generic Names	Manufacturer Name	Approval Date
Selzentry	maraviroc	Pfizer	UK-427857

HIV integrase strand transfer inhibitors

Brand Name	Generic Names	Manufacturer Name	Approval Date
Isentress	raltegravir	Merck & Co., Inc.	MK-0518

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

Intellectual Property

Our policy is to pursue patents and to otherwise endeavor to defend our technologies, inventions, and improvements to inventions that are commercially important to the development of our business. We seek U.S. and international patent protection on the novel compounds, product candidates, and therapeutic processes we discover or improve, as well as the chemical synthesis and manufacturing of such compounds and product candidates. As of September 30, 2008, we hold or have licensed 729 issued patents and pending patent applications directed to our technologies, including recently discovered product candidates. As of September 30, 2008, our owned patent portfolio includes 10 issued U.S. patents, 29 issued foreign patents, 24 U.S. applications and 259 foreign applications, while our in-licensed patent portfolio includes 40 issued U.S. patents, 283 issued foreign patents, 5 U.S. applications and 79 foreign applications.

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

Employees

As of September 30, 2008, we had 67 employees, 46 of whom performed research and development functions. We plan to add additional employees as we expand our business.

Available Information

All periodic and current reports, registration statements, and other filings that we are required to file with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 (Exchange Act), are available free of charge from the SEC’s website (www.sec.gov) or public reference room at 100 F Street N.E., Washington, DC 20549 (1-800-SEC-0330) or through our website at www.pharmasset.com. Such documents are available as soon as reasonably practicable after electronic filing of the material with the SEC. Copies of these reports (excluding exhibits) may also be obtained free of charge, upon written request to: Investor Relations, Pharmasset, Inc., 303-A College Road East, Princeton, NJ 08540. The website addresses included in this report are for identification purposes. The information contained therein or connected thereto are not intended to be incorporated into this report.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

Risks Related to Drug Discovery, Development and Commercialization

We are subject to significant regulatory requirements, which could delay, prevent or limit our ability to market our product candidates, including clevudine, Racivir, R7128, PSI-7851 and DFC.

Our research and development activities, preclinical studies, clinical trials, manufacturing and the anticipated marketing of our product candidates are subject to extensive regulation by a wide range of governmental authorities in the United States, including the FDA and by comparable authorities in European and other countries. To date, none of our product candidates have been approved for sale by the FDA or any foreign regulatory authority except clevudine, for which Bukwang has received marketing approval in Korea. Neither we nor our collaborators, independently or collectively, will be able to commercialize any of our product candidates until we or they obtain FDA approval in the United States or approval by comparable regulatory agencies in Europe or other countries. To satisfy FDA or foreign regulatory approval standards for the commercial sale of our product candidates, we must, among other requirements, demonstrate in adequate and well-controlled clinical trials that our product candidates are safe and effective. We, IRBs, the FDA or applicable foreign regulatory authorities could suspend the clinical trials of a drug candidate at any time if there is a concern that the patients/subjects participating in such clinical trials are being exposed to unacceptable health risks or for other reasons. Adverse side effects of a product candidate on patients/subjects in a clinical trial could result in the FDA or foreign regulatory authorities refusing to approve a particular drug candidate for any and all indications of use.

We have conducted initial preclinical studies and early-stage clinical trials of Racivir, PSI-6130, R7128 and DFC, and initial preclinical studies of PSI-7851. These trials were not primarily designed to demonstrate the efficacy of Racivir, PSI-6130, R7128 or DFC as therapeutic agents, but rather to collect data on safety and assist in determining the appropriate dose. Even if our product candidates achieve positive results in preclinical and early clinical trials, similar results may not be observed in subsequent trials and results may not prove to be statistically significant or demonstrate safety and efficacy to the satisfaction of the FDA or other regulatory agencies.

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

We also will be required to obtain foreign regulatory approval for the sale of our products outside of the United States. Foreign regulatory approval processes include all of the risks associated with the FDA approval processes described above, as well as risks attributable to the satisfaction of local regulations in foreign jurisdictions. Approval by the FDA does not assure approval by foreign regulatory authorities, and the fact that clevudine has been approved by Korean regulatory authorities does not mean that the FDA or other foreign regulatory authorities will approve clevudine. Many foreign regulatory authorities have different approval standards from each other and from those required by the FDA and may impose additional testing requirements for our product candidates. Furthermore, international ethical review boards may cause our clinical trials to be delayed pending their review of safety data, clinical procedures, and comments provided by foreign regulatory authorities. We have had limited interaction with foreign regulatory authorities. We may not obtain foreign regulatory approvals on a timely basis, if at all. We may not be able to file for foreign regulatory approvals and may not receive necessary approvals to commercialize our existing and future product candidates in any market.

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

As a result of the foregoing factors, our product candidates could require a significantly longer time to gain regulatory approval than expected, or may never gain approval. We cannot assure you that, even after expending substantial time and resources, we will obtain regulatory approval for any of our product candidates. A delay or denial of regulatory approval could delay or prevent our ability to generate product revenues and to achieve profitability. If regulatory approval is obtained, our marketing of any product will be limited to its indicated uses, which will limit the size of the market for a product and affect our potential product revenues.

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

•	trial results may not meet the level of statistical significance required by the FDA or other regulatory agencies;

•	we, IRBs, independent safety monitors or regulators, may suspend or terminate clinical trials if the participating patients/subjects are being exposed to unacceptable health risks; and

•

the effects of our product candidates on patients/subjects may not be the desired effects or may include undesirable side effects or other characteristics that may delay or preclude regulatory approval or limit their commercial use.

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

•	delays or failures in obtaining clinical materials and manufacturing sufficient quantities of the product candidate for use in trials;

•	delays or failures in reaching agreement on acceptable terms with prospective study sites;

•	delays or failures in obtaining approval of our clinical trial protocol from an IRB to conduct a clinical trial at a prospective study site;

•	delays in recruiting patients/subjects to participate in a clinical trial;

•	failure of our clinical trials and/or clinical investigators to be in compliance with Good Clinical Practices;

•	unforeseen safety issues;

•	inability to monitor patients/subjects adequately during or after treatment;

•	difficulty monitoring multiple study sites;

•	failure of our third-party clinical trial managers to satisfy their contractual duties, comply with regulations or meet expected deadlines; and

•	determination by regulators that the clinical design of the trials is not adequate.

Failure to recruit and enroll patients/subjects for clinical trials may cause the development of our product candidates to be delayed.

We have experienced, and expect to experience in the future, delays in patient/subject enrollment in our clinical trials for a variety of reasons. The completion of clinical trials depends, among other things, on our ability to enroll a sufficient number of patients/subjects who remain in the study until its conclusion. The enrollment of patients/subjects depends on many factors, including:

•	the patient/subject eligibility criteria defined in the protocol;

•	the size of the patient/subject population required for analysis of the trial’s therapeutic endpoints;

•	the proximity of patients/subjects to study sites;

•	the design of the trial;

•	our ability to recruit clinical trial investigators with the appropriate competencies and experience;

•	our ability to obtain and maintain patient/subject consents;

•	the risk that patients/subjects enrolled in clinical trials will drop out of the trials before completion; and

•	competition for patients/subjects by clinical trial programs for other treatments.

Our clinical trials compete with other clinical trials for drug candidates that are in the same therapeutic areas as our drug candidates, and this competition reduces the number and types of patients/subjects available to us, because some patients/subjects who might have opted to enroll in our trials opt to enroll in a trial being conducted by one of our competitors. We conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which reduces the number of patients/subjects who are available for our clinical trials in such clinical trial site. Delays in patient enrollment in the future as a result of these and other factors may result in increased costs or may affect the timing or outcome of our clinical trials, which could prevent us from completing these trials and adversely affect our ability to advance the development of our product candidates.

For example, in our Phase 2 study of Racivir, we anticipated that enrollment would take less than one year to complete, but it actually took 20 months. The primary reasons for this unexpected delay in enrollment included competition for patients/subjects with other longer-term clinical studies, larger investigator budgets and greater payments to study subjects for other clinical trials, very specific patient/subject enrollment criteria for our clinical study, and protocol modifications that were required to increase the duration of treatment. As a result of these delays, it took us longer to complete this study than we had initially planned, and we had to commit staffing and resources to this project for an extended period that could have otherwise been allocated to other research programs.

Our product candidates may have undesirable side effects when used alone or in combination with other products that prevent their regulatory approval or limit their use if approved.

We must demonstrate the safety of our product candidates to obtain regulatory approval. Although in clinical trials to date, clevudine, Racivir, PSI-6130 and R7128 were generally well tolerated, these trials involved a small number of patients/subjects and we may observe significant adverse events for these product candidates in the future. With respect to DFC, on April 3, 2006, Incyte announced its decision to discontinue its development of DFC after observing an increased incidence of grade 4 hyperlipasemia in the rollover portion of a Phase 2b clinical trial. It is possible that any side effects associated with our product candidates may outweigh the benefits of our product candidates and prevent regulatory approval or limit their market acceptance if they are approved. Recent developments in the pharmaceutical industry have prompted heightened government focus on safety reporting and pharmacovigilance. Global health authorities may impose regulatory requirements to monitor safety that may burden our ability to commercialize our drug products.

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

If approved for marketing, the commercial success of our product candidates will depend upon their acceptance by physicians and the medical community, patients, and private, government and third-party payors as clinically useful, safe and cost-effective therapeutics. The degree of market acceptance of any of our approved products will depend upon a number of factors, including:

•	the indication for which the product is approved and its approved labeling;

•	the establishment and demonstration in the medical community of the safety and efficacy of the product;

•	the prevalence and severity of adverse side effects;

•	the presence of other competing approved therapies;

•	the potential advantages of the product over existing and future treatment methods;

•	the relative convenience and ease of administration of the product;

•	the strength of our sales, marketing and distribution support;

•	the price and cost-effectiveness of the product; and

•	sufficient third-party reimbursement.

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

In addition to FDA, state or foreign regulations, the marketing of our drug products by us or our collaborators will be regulated by federal, state or foreign laws pertaining to health care “fraud and abuse,” such as the federal anti-kickback law prohibiting bribes, kickbacks or other remuneration for the order or recommendation of items or services reimbursed by federal health care programs. Many states have similar laws applicable to items or services reimbursed by commercial insurers. Violations of these laws are punishable by criminal and civil sanctions, including, in some instances, imprisonment and exclusion from participation in federal and state health care programs, including the Medicare, Medicaid and Veterans Affairs healthcare programs. Because of the far-reaching nature of these laws, we will need to regularly evaluate, and as appropriate, potentially revise our practices to ensure compliance with these laws. Health care fraud and abuse regulations are complex, and even minor irregularities can potentially give rise to claims that a statute or prohibition has been violated. Any violations of these laws, or any action against us for violations of these laws, even if we successfully defend against it, could have a material adverse effect on our business, financial condition and results of operations.

We could also become subject to false claims litigation under federal statutes, which can lead to civil money penalties, restitution, criminal fines and imprisonment, and exclusion from participation in Medicare, Medicaid and other federal and state health care programs. These false claims statutes include the False Claims Act, which allows any person to bring a suit on behalf of the federal government alleging submission of false or fraudulent claims, or causing to present such false or fraudulent claims, under federal programs or contracts claims or other violations of the statute and to share in any amounts paid by the entity to the government in fines or settlement. These suits against pharmaceutical companies have increased significantly in volume and breadth in recent years. Some of these suits against pharmaceutical companies have been brought on allegations that certain sales practices amount to the promotion of drug products for unapproved uses. This new growth in litigation has increased the risk that a pharmaceutical company will have to defend a false claim action, pay fines or restitution, or be excluded from the Medicare, Medicaid, Veterans Affairs and other federal and state healthcare programs as a result of an investigation arising out of such action. We may become subject to such litigation and, if we are not successful in defending against such actions, those actions may have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Financial Performance and Business Operations

We have incurred net losses since our inception and our future profitability is uncertain and we anticipate that we will incur significant continued net losses for the next several years.

We are a clinical-stage pharmaceutical company with a limited operating history upon which an investor can evaluate our operations and future prospects. We have incurred net losses in each year since our inception in 1998. For the years ended September 30, 2008, 2007 and 2006, we had net losses of $54.7 million, $5.1 million and $11.3 million, respectively. As of September 30, 2008, we had an accumulated deficit of $111.8 million. We do not expect to generate significant revenue from our product candidates for the next several years and we expect to continue to incur significant operating losses in future periods. We expect to incur substantial costs to further our drug discovery and development programs and that our rate of spending will accelerate as a result of the increased costs and expenses associated with preclinical and clinical development of clevudine, Racivir, R7128, and PSI-7851, particularly our Phase 3 clinical trials for clevudine. In addition, as we expand our operations, we will need to continue to improve our facilities and hire additional personnel. As a result, we expect that our annual operating losses will increase significantly over the next several years.

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

Developing drugs, conducting clinical trials and commercializing products is expensive and we will need to raise substantial additional funds to achieve our strategic objectives. Although we believe our existing cash resources as of September 30, 2008, together with anticipated payments under our existing collaboration agreement, will be sufficient to fund our projected cash requirements for the next 12 months, we will require significant additional financing in the future to fund our operations. Such financing may not be available on acceptable terms, if at all. Our future capital requirements will depend on many factors, including:

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

Raising additional capital may dilute our stockholders’ equity, limit our flexibility, or require us to relinquish rights.

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

Our success depends in part on our ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We are highly dependent on our senior management and scientific staff, particularly P. Schaefer Price, our Chief Executive Officer, Kurt Leutzinger, our Chief Financial Officer, and M. Michelle Berry, M.D., M.P.H., our Chief Medical Officer . We do not maintain key man insurance for our senior management or scientific staff. The loss of the services of any of our senior management or key members of our scientific staff may significantly delay or prevent the successful completion of our clinical trials or the commercialization of our product candidates. To date, we are not aware that any member of our senior management or scientific staff plans to leave the company.

The employment of each of our employees with us is “at will,” and each employee can terminate his or her employment with us at any time. We currently have an employment agreement in place with P. Schaefer Price.

Our success will also depend on our ability to hire and retain additional qualified scientific and management personnel. Competition for qualified individuals in the pharmaceutical field is intense, and we face competition from numerous pharmaceutical and biotechnology companies, universities and other research institutions. We may be unable to attract and retain qualified individuals on acceptable terms given the competition for such personnel. For example, in fiscal 2007 we encountered delays in hiring a Chief Medical Officer, since there were only a small number of qualified candidates and many of our competitors had the same or similar needs as we. Furthermore, there is a possibility that a qualified candidate we are recruiting might opt to accept a position with one of our competitors instead of with us because our competitor may have products that are already on the market and generating revenue. If we are unsuccessful in our recruiting efforts, we may be unable to execute our strategy.

The requirements of being a public company may strain our administrative and operational infrastructure and will increase our operating costs.

The obligations of being a public company require significant additional expenditures and place additional demands on our management, administrative, operational, internal audit and accounting resources as we comply with the reporting requirements of a public company. If we are unable to continue to update our procedures and adapt our management, administrative, operational and accounting functions in such a manner so as to meet such obligations in a timely and effective manner, our ability to comply with the rules that apply to public companies could be impaired. In meeting our obligations, we may need to upgrade our systems, implement additional financial and management controls, reporting systems and procedures, implement an internal audit function, and hire additional accounting, audit and financial staff with appropriate public company experience and technical accounting knowledge, which will increase our general and administrative expenses and capital expenditures. The rules and any related regulations that may be proposed in the future that are applicable to public companies may make it more difficult and more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher premiums to obtain the same or similar coverage. We cannot predict or estimate the amount or timing of the additional costs we may incur as a result of the reporting requirements applicable to public companies, but we expect our operating results will be adversely affected by the costs of operating as a public company.

We will need to increase the size of our organization, and we may encounter difficulties managing our growth.

As of September 30, 2008, we had 67 employees, 46 of whom perform research and development functions. We plan to hire a significant number of additional employees in the future. For example, we expect to hire approximately 20 employees in the next year and plan to hire several additional employees as required in the future to add depth and specialized expertise to our scientific and management team. We expect that this substantial growth will place a strain on our administrative and operational infrastructure. If the product candidates that we are developing continue to advance in clinical trials, we will need to expand our development, regulatory, manufacturing, quality, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to develop additional relationships with various collaborators, contract research organizations, suppliers, manufacturers and other organizations. We may not be able to establish such relationships or may incur significant costs to do so. Our ability to manage our growth will also require us to continue to improve our operational, financial and management controls, reporting systems and procedures, which will further increase our operating costs. If we are unable to successfully manage the expansion of our operations or operate on a larger scale, we will not achieve our strategic objectives.

Our debt obligations include covenants which may adversely affect us.

On September 30, 2007, we entered into a Venture Loan and Security Agreement (“Loan Agreement”) with a lender. As of September 30, 2008, we had a $20.0 million outstanding principal balance under the Loan Agreement and we are currently negotiating to borrow an additional $3.3 million. Under the Loan Agreement we agreed that in the event our market capitalization is below $90.0 million for 15 consecutive days in which the principal market for our common stock is open for trading to the public, we will repay 50% of the then outstanding principal balance of the loans. We further agreed under the Loan Agreement that in the event our market capitalization is below $40.0 million for 15 consecutive days in which the principal market for our common stock is open for trading to the public, we will be required to repay all of the then outstanding principal balance of the loans. In addition, all of our assets other than our intellectual property secure the loans. There is a risk that the lender could obtain rights to the secured assets in the event we default on our obligations under the Loan Agreement.

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

A breach of any of the covenants in the Loan Agreement could result in a default under that agreement. Upon the occurrence of an event of default, the lender could elect to declare all amounts outstanding under the Loan Agreement to be immediately due and payable.

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

We are developing R7128 under a collaborative licensing agreement that we entered into with Roche in October 2004. We are dependent on Roche to continue the development of R7128 and successfully commercialize it. Roche may terminate its agreement with us without cause on six months’ notice. If Roche fails to aggressively pursue the development and marketing approval of R7128, if a dispute arises with Roche over the terms or the interpretation of the collaboration agreement or an alleged breach of any provision of the agreement, or if Roche terminates its agreement, then the development and commercialization of R7128, or our ability to receive the expected payments under this agreement, could be delayed or adversely affected.

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

We and our collaborators engage clinical investigators and medical institutions to enroll patients/subjects in our clinical trials and contract research organizations to perform data collection and analysis and other aspects of our preclinical studies and clinical trials. As a result, we depend on these third parties to perform these activities on a timely basis in accordance with the clinical protocols, good laboratory practices, good clinical trial practices, and other regulatory requirements. Our reliance on these third parties for clinical development activities reduces our control over these activities. Accordingly, if these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or for other reasons, our clinical trials may be extended, delayed, terminated or our data may be rejected by the FDA. If it became necessary to replace a third party that was conducting one of our clinical trials, we believe that there are a number of other third-party contractors whom we could engage to continue these activities, although it may result in a delay of the applicable clinical trial. If there are delays in testing or obtaining regulatory approvals as a result of a third party’s failure to perform, our drug discovery and development costs will increase, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates.

If parties on whom we rely to manufacture our product candidates do not manufacture the active pharmaceutical ingredients or finished products of satisfactory quality, in a timely manner, in sufficient quantities or at an acceptable cost, clinical development and commercialization of our product candidates could be delayed.

We do not currently own or operate manufacturing facilities. Consequently, we rely on third parties as sole suppliers of clinical investigational quantities of our product candidates. We do not expect to establish our own manufacturing facilities and we will continue to rely on third-party manufacturers to produce commercial quantities of any drugs that we market. Our current and anticipated future dependence on third parties for the manufacture of our product candidates may adversely affect our ability to develop and commercialize any product candidates on a timely and competitive basis.

To date, our product candidates have only been manufactured in quantities sufficient for preclinical studies or initial clinical trials. Other than our agreement with BICI for the manufacture of clinical supplies of the API of clevudine, as well as the eventual commercial manufacture and supply of the API of clevudine, we do not currently have any long-term supply agreements in place for our product candidates and will need to enter into supply agreements for additional supplies of each of our product candidates to complete clinical development and/or commercialize them. Additionally, in connection with our application for commercial approvals and if any product candidate is approved by the FDA or other regulatory agencies for commercial sale, we will need to procure commercial quantities from qualified third-party manufacturers. Other than our agreement with BICI for clevudine, we may not be able to contract for increased manufacturing capacity for any of our product candidates in a timely or economic manner or at all. A significant scale-up in manufacturing may require additional validation studies. If we are unable to successfully increase the manufacturing capacity for a product candidate, the regulatory approval or commercial launch of that product candidate may be delayed, or there may be a shortage of supply, which could limit our sales.

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

Except for our agreement with BICI for the manufacture of clinical supplies of the API of clevudine, as well as the eventual commercial manufacture and supply of the API of clevudine, we will need to enter into supply agreements for additional supplies of each of our product candidates to complete clinical development and/or commercialize them. We cannot assure you that we will be able to do so on favorable terms, if at all.

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

Conflicts may arise with our collaborators if they pursue alternative therapies for the diseases that we have targeted or develop alternative products either on their own or in collaboration with others. Competing products, either developed by our present collaborators or any future collaborators or to which our present collaborators or any future collaborators have rights, may result in development delays or the withdrawal of their support for one or more of our product candidates.

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

We may decide to enter into future collaborations for the development and commercialization of clevudine, Racivir, DFC, PSI-7851 or other product candidates that we may identify in the future. We may not be successful in entering into any additional collaborations.

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

•

our collaborators may experience financial difficulties and may be unable to fund the clinical trials, fulfill their obligations under collaboration agreements with us or delay paying us agreed-upon milestone payments, reimbursements, royalties or other committed amounts; and

•

disputes may arise between us and our collaborators delaying or terminating the research, development or commercialization of our product candidates, resulting in litigation or arbitration that could be time-consuming and expensive.

A collaborator may terminate its agreement with us or simultaneously pursue alternative products, therapeutic approaches or technologies as a means of developing treatments for the diseases targeted by us or our collaborative effort. If a collaborator terminates its agreement with us, the development or commercialization of our product candidates could be delayed or terminated, or we could be required to undertake unforeseen additional responsibilities or devote unbudgeted additional resources to such development or commercialization.

If we fail to enter into additional in-licensing agreements or if these arrangements are unsuccessful, our ability to fill our clinical pipeline may be adversely affected.

In addition to entering into collaboration agreements with third parties for the development and commercialization of our product candidates, we intend to continue to explore opportunities to further enhance our discovery and development capabilities and develop our clinical pipeline by in-licensing product candidates that fit within our expertise and research and development capabilities. We will face substantial competition for in-licensing opportunities from companies focused on antiviral therapies, many of which may have greater resources than we do. Additional in-licensing agreements for product candidates may not be available to us, or if available, the terms may not be favorable. We may also need to license additional technologies in order to continue to develop our clinical pipeline. If we are unable to enter into additional agreements to license product candidates or technologies, or if these arrangements are unsuccessful, our clinical pipeline may not contain a sufficient number of promising future product candidates and our research and development efforts could be delayed.

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

If we become involved in any litigation, interference or other administrative proceeding, we will incur substantial expense and it will divert the efforts of our scientific and management personnel. Uncertainties resulting from the initiation and continuation of litigation, interference or other administrative proceedings could have a material adverse effect on our ability to compete in the marketplace pending resolution of the disputed matters. An adverse determination may subject us to significant liabilities or require us to seek licenses that may not be available from third parties on commercially reasonable terms, if at all. We or our collaborators may be restricted or prevented from developing and commercializing our products in the event of an adverse determination in a judicial or administrative proceeding or if we fail to obtain necessary licenses. In such event, we may attempt to redesign our processes or technologies so that they do not infringe, which may not be commercially reasonable or technically possible.

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

As is commonplace in the biotechnology and pharmaceutical industries, some of our board members, employees and consultants are or have been employed at, or associated with, other biotechnology or pharmaceutical companies that compete with us. While employed at or associated with these companies, these individuals may become exposed to or involved in research and technology similar to the areas of research and technology in which we are engaged. We may be subject to claims that we, or our employees, board members or consultants, have inadvertently or otherwise used or disclosed alleged trade secrets or other proprietary information of those companies. Litigation may be necessary to defend against such claims.

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

There is a risk that our trade secrets could have been, or could, in the future, be shared by any of our former employees with and be used to the benefit of any company that competes with us. For example, a former director and founder of Pharmasset has, along with several of our former scientists, started a new pharmaceutical company to develop drugs to treat viral infections (including human retroviral and hepatitis infections), cancer and dermatological conditions, which may compete with us in the future. These individuals left Pharmasset in 2005. We have a confidentiality agreement in place with our former director, and have both confidentiality agreements and covenant not to compete agreements in place with the former scientists. The term of the confidentiality agreements is indefinite with regard to any confidential information that is not subsequently made public. The covenant not to compete agreements expired on February 28, 2007.

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

•

HBV: Gilead Sciences has recently received EU and US approval for Viread® (tenofovir) for the treatment of HBV in April and August 2008, respectively. Our HBV product candidate may compete directly or be used in combination with the current standard of care, with the drug candidates that are currently in development and with those that may be developed in the future.

•

HCV: Alpha interferon, a component of the current standard of care, is approved in several chemically modified forms and is marketed by Roche, Schering-Plough and Three Rivers Pharmaceuticals. Roche, Schering-Plough and several generic manufacturers market ribavirin, which is the other component of the current standard of care for HCV. Roche and other companies, such as Valeant Pharmaceuticals International, Vertex Pharmaceuticals Incorporated, ViroPharma Incorporated, Gilead Sciences, Inc, Intermune, Schering-Plough, Novartis/Human Genome Sciences, and Idenix, are also developing new drugs for the treatment of HCV.

•

HIV: Pharmaceutical companies such as Pfizer Inc. and Merck & Co., Inc. and biotechnology companies such as Gilead Sciences, Inc., Incyte Corporation, Avexa Limited, Achillion Pharmaceuticals, Inc., Panacos Pharmaceuticals, Inc. and Human Genome Sciences, Inc. are developing compounds targeting HIV. We also believe that a significant number of drugs are currently under development and will become available in the future for the treatment of HIV. In addition, we are aware that Merck and other companies are pursuing the development of a prophylactic vaccine, which would prevent infections. If a prophylactic vaccine is successful, it could reduce the size of the market for our products.

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

If third-party payors do not adequately reimburse patients for any of our product candidates, that are approved for marketing, we may not be successful in selling them.

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

Reimbursement by governmental and other third-party payors may depend upon a number of factors, including the governmental and other third-party payors’ determination that the use of a product is:

•	a covered benefit under their health plan or part of their formulary;

•	safe, effective and medically necessary;

•	appropriate for the specific patient;

•	cost-effective; and

•	neither experimental nor investigational.

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

Drug Brand Name	Patent Expiry Date or Range of Patent Expiry Dates*
Epivir-HBV	November 17, 2009 to May 18, 2016
Hepsera	April 21, 2006 to July 23, 2018
Baraclude	March 29, 2010
Epivir	November 17, 2009 to May 18, 2016
Emtriva	May 11, 2010 to March 9, 2021
Videx	August 29, 2006 to July 22, 2011
Ziagen	December 18, 2011 to May 14, 2018
Hivid	November 7, 2006 to July 2, 2008
Combivir	September 17, 2005 to May 18, 2016
Truvada	May 11, 2010 to March 9, 2021
Atripla	May 11, 2010 to March 9, 2021
Epzicom	December 18, 2011 to May 14, 2018
Trizivir	September 17, 2005 to May 14, 2018
Tyzeka	August 10, 2019

*	These dates do not take into account any patent term adjustments that may accrue due to procedural delays by the United States Patent and Trademark Office or patent term extensions that may accrue due to regulatory delays nor any exclusivity periods granted by the FDA.

As a result, generic versions of these drugs may become available. We expect to face competition from these generic drugs, including price-based competition.

Pressure from AIDS awareness and other social activist groups to reduce HIV drug prices may also put downward pressure on the prices of HIV drugs, including Racivir and DFC if they are commercialized. Similar trends of generic competition or social pressure may occur for HBV or HCV, which would result in downward pressure on the price for clevudine, R7128 or PSI-7851, if they are commercialized.

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

The market also continues to experience significant price and volume fluctuations, some of which are unrelated to the operating performance of particular companies. Since our IPO, the price of our common stock has fluctuated significantly and may continue to do so in the future. Many factors could have a significant effect on the market price for our common stock, including:

•	adverse results or delays in our clinical trials or the clinical trials of our collaborators;

•	announcements of FDA non-approval of our product candidates, or delays in the FDA or other foreign regulatory agency review process;

•	adverse actions taken by regulatory agencies with respect to our product candidates, clinical trials, manufacturing processes or sales and marketing activities;

•	introductions or announcements of new products or technological innovations or pricing by our competitors;

•	the loss of a significant collaborator;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to patent our product candidates and technologies;

•

changes in estimates of our financial performance by securities analysts or failure to meet or exceed securities analysts’ or investors’ expectations of our annual or quarterly financial results, clinical results or our achievement of any milestones or changes in securities analysts’ recommendations regarding our common stock, other comparable companies or our industry generally;

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

•	authorizing the issuance of preferred stock with rights that may be senior to those of our common stock without any further vote or action by the holders of our common stock;

•	providing for a classified board of directors with staggered terms;

•	requiring that our stockholders provide advance notice when nominating our directors or proposing matters that can be acted on by stockholders at stockholders’ meetings;

•	eliminating the ability of our stockholders to convene a stockholders’ meeting; and

•	prohibiting our stockholders from acting by written consent.

Our executive officers, directors and current principal stockholders own a large percentage of our voting common stock and could limit new stockholders’ influence on corporate decisions.

As of September 30, 2008, our executive officers, directors, current holders of more than 5% of our outstanding common stock and their respective affiliates beneficially own, in the aggregate, approximately 47.7% of our outstanding common stock. These stockholders, acting together, would be able to exert significant influence over all matters requiring approval by our stockholders, including mergers, sales of assets, the election of directors, the approval of mergers or other significant corporate transactions. The interests of these stockholders may not always coincide with our corporate interests or the interests of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of our other stockholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

In July 2005, we relocated our operations to Princeton, New Jersey from Atlanta, Georgia. On May 23, 2005, we entered into a lease for a 30,800 square foot building that has 12,000 square feet of laboratory space and approximately 18,000 square feet of administrative offices in Princeton, New Jersey. The annual occupancy expense under this lease is approximately $834,423. This lease expires on May 22, 2010 and may be extended for a total of an additional 10 years. These facilities are equipped to perform drug research activities. In April 2007, we also entered into a lease for office space in Durham, North Carolina. The annual occupancy expense under this lease is approximately $82,183. This lease expires on April 30, 2009 and may be extended for a total of an additional three years.

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

Market Information

Our common stock began trading on the Global Market of The NASDAQ Stock Market LLC (“NASDAQ”) on April 27, 2007 under the symbol “VRUS.” Prior to that time, there was no established public trading market for our common stock. The following table sets forth for the periods indicated the high and low closing sale prices per share of our common stock as reported by NASDAQ:

Fiscal Year Ended September 30, 2008:	High	Low
Fourth fiscal quarter 2008	$24.68	$17.62
Third fiscal quarter 2008	$20.47	$13.43
Second fiscal quarter 2008	$36.44	$13.50
First fiscal quarter 2008	$14.73	$11.96

Fiscal Year Ended September 30, 2007:
Fourth fiscal quarter 2007	$12.60	$8.06
Third fiscal quarter (beginning April 27, 2007)	$9.42	$7.54

Holders of Record

As of November 30, 2008, there were 28 holders of record of our common stock.

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

CUMULATIVE TOTAL RETURN

(Based on an initial investment of $100.00 on April 27, 2007 using end of the quarter closing prices for each of the three investment options.)

Dividends

We have never paid or declared any cash dividends on our common stock. We currently intend to retain any earnings for future growth and, therefore, do not expect to pay cash dividends in the foreseeable future. Moreover, under the terms of our Loan Agreement with our lender, we are not permitted to pay any dividends without its written consent.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents our selected financial information. In 2005, we changed our fiscal year end from December 31 to September 30 for financial reporting purposes. The change was effective for the nine-month period ended September 30, 2005. The statement of operations data for the years ended September 30, 2008, 2007 and 2006 and the balance sheet data as of September 30, 2008 and 2007 have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. In the opinion of management, the unaudited selected financial data presented below reflect all adjustments necessary for a fair presentation of this data. The statement of operations data for the nine months ended September 30, 2005 and the year ended December 31, 2004, and the balance sheet data as of September 30, 2005 and December 31, 2004 have been derived from our audited financial statements that are not included in this Annual Report on Form 10-K. The results from the nine-month period ended September 30, 2005 are not indicative of results that would have been achieved for the twelve-month period ended September 30, 2005.

The selected financial data set forth below should be read together with our financial statements and the related notes to those financial statements, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” appearing elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of results to be expected in any future period.

	Years Ended September 30,			Nine Months Ended September 30, 2005	Year Ended December 31, 2004
	2008	2007	2006
	(in thousands, except share and per share data)
Statement of Operations Data:
Revenues:
Contract revenues	$1,857	$22,010	$5,425	$3,719	$2,208
Government grant revenues	—	—	—	—	545

Total revenues	1,857	22,010	5,425	3,719	2,753

Cost and expenses:
Research and development	42,996	20,319	10,498	10,468	5,317
General and administrative	13,289	9,211	7,912	8,096	2,898

Total costs and expenses	56,285	29,530	18,410	18,564	8,215

Operating loss	(54,428)	(7,520)	(12,985)	(14,845)	(5,462)
Investment income (1)	1,986	2,471	1,659	1,136	495
Interest expense	(2,216)	(15)	—	—	—

Loss before income taxes	(54,658)	(5,064)	(11,326)	(13,709)	(4,967)
Provision for income taxes	—	—	—	—	17

Net loss	(54,658)	(5,064)	(11,326)	(13,709)	(4,984)
Redeemable preferred stock accetion (1)	—	1,776	1,111	2,287	1,317

Net loss attributable to common stockholders	$(54,658)	$(6,840)	$(12,437)	$(15,996)	$(6,301)

Net loss per common share:
Basic	$(2.51)	$(0.46)	$(1.19)	$(2.42)	$(1.53)
Diluted	$(2.51)	$(0.46)	$(1.19)	$(2.42)	$(1.53)

Weighted average number of shares used in per common share calculations:
Basic (1)	21,808,283	14,990,472	10,462,369	6,630,463	4,110,997
Diluted (1)	21,808,283	14,990,472	10,462,369	6,630,463	4,110,997

	As of September 30,			Nine Months Ended September 30, 2005	As of Dec. 31, 2004
	2008	2007	2006
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents (1)	$63,073	$68,746	$26,182	$33,442	$307
Short-term investments	497	1,252	1,250	12,007	54,932
Working capital	52,425	60,764	25,004	38,822	51,687
Total assets (1)	68,982	75,844	32,998	47,441	57,417
Deferred revenue	5,726	7,583	9,168	12,044	12,136
Current portion of and long-term debt, net	19,174	—	—	—	—
Redeemable convertible preferred stock (1)	—	—	19,641	18,530	50,178
Total stockholders’ equity (deficit) (1)	$35,187	$58,936	$(220)	$11,668	$(7,431)

(1)—	On May 2, 2007, we completed our IPO of 5,050,000 shares of our common stock at a public offering price of $9.00 per share. Net cash proceeds from the initial public offering were $40.7 million after deducting offering costs paid during fiscal 2007 and $39.1 million after deducting additional offering costs paid in fiscal 2006.

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

Overview

We are a clinical-stage pharmaceutical company committed to discovering, developing and commercializing novel drugs to treat viral infections. Our primary focus is on the development of oral therapeutics for the treatment of hepatitis B virus, or HBV, hepatitis C virus, or HCV, and human immunodeficiency virus, or HIV. Our research and development efforts focus on a class of compounds known as nucleoside analogs, which act to inhibit the natural enzymes required for viral replication. We currently have three clinical-stage product candidates, two of which we are developing ourselves and one of which we are developing with a strategic partner:

•	Clevudine, for the treatment of chronic HBV infection, is enrolling Phase 3 clinical trials for registration in North, Central, and South America (“the Americas”) and Europe;

•

R7128, a pro-drug of PSI-6130 for the treatment of HCV, has completed Phase 1 clinical trials in combination with Pegasys plus Copegus through a strategic collaboration with F. Hoffmann-LaRoche Ltd. and Hoffmann-La Roche Inc. (collectively, Roche); and

•	Racivir, for the treatment of HIV, which has completed a Phase 2 clinical trial.

We have also identified proprietary, next generation HCV development candidates that are being evaluated for advancement into clinical development. One of these compounds, PSI-7851, was recently nominated as a lead candidate and is being advanced into Good Laboratory Practice (GLP) toxicity studies required for submission of an IND application with the FDA or an equivalent foreign regulatory filing.

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

R7128

During September 2008, we completed the clinical activities in Part 3 of a Phase 1 clinical trial with R7128 that was initiated by Roche and us in October 2006 under an IND filing. This expanded Phase 1 trial was a multiple center, observer-blinded, randomized and placebo-controlled study designed to investigate the pharmacokinetics, pharmacodynamics, safety, tolerability and food effect of R7128 in healthy volunteers and in patients chronically infected with HCV genotype 1, 2 or 3. This Phase 1 trial also provided antiviral potency data over 14 and 28 days in patients chronically infected with HCV genotype 1 and following 28 days of treatment in patients chronically-infected with HCV genotypes 2 or 3. This adaptive Phase 1 study was comprised of three parts:

•

Part 1 was a single ascending dose study conducted in 46 healthy volunteers. The primary objective of Part 1 was to assess the safety, tolerability and pharmacokinetics of R7128 following single ascending doses under fasting conditions. The secondary objective of Part 1 was to explore the effect of food on the pharmacokinetics of R7128. Single oral doses of R7128 were administered to 46 healthy volunteers in five sequential dose groups (500 mg, 1500 mg, 4500 mg, 6000 mg and 9000 mg) and one food effect group (1500 mg). Results from the single ascending dose portion of the study indicated:

•	All doses of R7128 studied (500 mg to 9000 mg) were generally safe and well-tolerated.

•	All patients completed the study, and none experienced gastrointestinal adverse events or serious adverse events during the study.

•	No hematologic or other safety laboratory abnormalities of clinical significance were noted.

•	No maximum tolerated dose was identified.

•

Part 2 was a multiple ascending dose study conducted in 40 patients chronically infected with HCV genotype 1 who had previously failed interferon therapy. The primary objective of Part 2 was to assess the safety, tolerability and pharmacokinetics of R7128 after once-daily (“QD”) or twice-daily (“BID”) dosing for 14 days. The secondary objective was to assess antiviral efficacy by measuring the change in HCV RNA. Results from the multiple ascending dose portion of the study indicated:

•

R7128 demonstrated potent, dose-dependent antiviral activity in four patient cohorts (8 active, 2 placebo per cohort) receiving 750 mg or 1500 mg administered either QD or BID for 14 days as monotherapy. The maximum decrease in HCV RNA from baseline was demonstrated in the patient cohort that received 1500 mg BID. R7128 demonstrated mean HCV RNA decreases from baseline of 0.9 log (87.4% reduction), 1.5 log (96.8% reduction), 2.1 log (99.2% reduction) and 2.7 log (99.8% reduction) in patients receiving 750 mg QD, 1500 mg QD, 750 mg BID and 1500 mg BID, respectively. Based on the mean data, all four dose groups reached nadir values at Day 15. A maximum 4.2 log (99.9% reduction) HCV RNA decrease was demonstrated in a patient following 14 days of monotherapy with 1500 mg BID of R7128, a value also below the level of detection, which was less than 15 International Units per milliliter (IU/ml).

•	There was no evidence of viral rebound in any dose cohort during the 14 days of dosing.

•

R7128 was generally safe and well tolerated over 14 days of treatment of patients chronically infected with HCV genotype 1 who had previously failed interferon therapy. There were no serious adverse events, no adverse events requiring dose modification, and no dose-related gastrointestinal adverse events.

•

Part 3 was a 4-week study of R7128 in combination with the current standard of care for chronic HCV infection, Pegasys (pegylated interferon) plus Copegus (ribavirin) in 81 treatment-naïve patients chronically infected with HCV genotype 1, and additionally, in 25 prior treatment non-responders, or patients who did not achieve an SVR with previous interferon-based therapy, who were chronically infected with HCV genotypes 2 or 3. The primary objective of this study was to assess the safety, tolerability, and pharmacokinetics of R7128 in the clinically-relevant setting of combination therapy with the current standard of care for chronic HCV infection. The secondary objective of Part 3 was to evaluate the short-term change in HCV RNA. The study included three oral dose regimens of R7128 (500 mg, 1500 mg and 1000 mg – cohorts 1,2 and 3, respectively) in patients chronically infected with HCV genotype 1 and one oral dose regimen of R7128 (1500 mg – cohort 4) in patients chronically infected with HCV genotypes 2 or 3. All four dose regimens were administered twice-daily with Pegasys plus Copegus for 4 weeks. Dose cohorts 1, 2 and 4 enrolled 25 patients, with 20 patients randomized to receive R7128 and five patients randomized to receive placebo, and cohort 3 enrolled 31 patients, with 25 patients randomized to receive R7128 and six patients randomized to receive placebo, all administered in combination with standard of care. After completing four weeks of the triple combination regimen and a follow-up of four weeks of Pegasys plus Copegus, all patients are scheduled to receive up to 40 weeks of open-label standard of care dosing under a separate protocol.

Results from cohorts 1, 2 and 3 in 81 treatment-naïve patients chronically infected with HCV genotype 1 indicated:

•

Following 4 weeks of treatment with R7128 500mg BID with Pegasys plus Copegus (cohort 1), patients achieved a mean 3.8 log10 IU/mL decrease in HCV RNA and 30% (6 of 20) achieved undetectable levels of HCV RNA (<15 IU/ml), or rapid virologic response (“RVR”).

•	Following 4 weeks of treatment with R7128 1500mg BID with Pegasys plus Copegus (cohort 2), patients achieved a mean 5.1 log10 IU/mL decrease in HCV RNA and 85% (17 of 20) achieved RVR.

•

Following 4 weeks of treatment with R7128 1000mg BID with Pegasys plus Copegus (cohort 3), preliminary results indicated patients achieved a mean 5.1 log10 IU/mL decrease in HCV RNA and 88% (22 of 25) patients achieved RVR.

•	Following 4 weeks of treatment with placebo with Pegasys plus Copegus, patients achieved a mean 2.9 log10 IU/mL decrease in HCV RNA and 18.75% (3 of 16) achieved RVR.

•

For cohorts 1, 2 and 3 in treatment-naïve genotype 1 patients, safety and tolerability for the 4-week treatment period were similar for R7128 with Pegasys plus Copegus compared to placebo with Pegasys plus Copegus. There were no serious adverse events reported during the 4-week treatment periods of triple therapy, and most of the adverse events reported were of mild to moderate intensity. Headache and fatigue were the most frequently reported adverse events in patients who received active R7128 plus Pegasys plus Copegus, with an overall frequency of 66% and 42% reporting at least one of these events, respectively. These events were also the most frequently reported adverse events in patients who received placebo with Pegasys and Copegus. In general, the adverse events reported were consistent with the clinical safety profile for Pegasys and Copegus, including the frequency and severity of these adverse events, as well as any general body system observations. Grade 3/4 neutropenia was observed in 31% of the placebo patients and in 12% to 30% of the R7128 patients in each active dosing cohort. Grade 3 changes in hemoglobin were observed in 19% of the placebo patients and in 31% of the R7128 patients. There were no clinically significant changes in hepatic, renal, or other safety laboratory parameters, vital signs, or electrocardiograms. Overall, there was no clinical evidence of any major organ toxicities related to R7128. One patient in the active treatment group discontinued the study during the 4 week treatment period due to lower-gastrointestinal adverse events. At the time of study discontinuation, this patient had undetectable HCV RNA. R7128 was generally safe and well-tolerated when administered for 4 weeks in combinations with Pegasus plus Copegus in patients with HCV genotype 1.

Results from the 1500 mg dose cohort (cohort 4) in 25 prior treatment non-responders, or patients who did not achieve an SVR with previous interferon-based therapy, and who were chronically infected with HCV genotypes 2 or 3 indicated:

•

Following 4 weeks of treatment with R7128 1500mg BID with Pegasys plus Copegus (cohort 4), preliminary results indicated patients achieved a mean 5.0 log10 IU/mL decrease in HCV RNA and 90% (18 of 20) patients achieved RVR.

•	Following 4 weeks of treatment with placebo with Pegasys plus Copegus, patients achieved a mean 3.7 log10 IU/mL decrease in HCV RNA and 60.0% (3 of 5) achieved RVR.

•

For cohort 4, safety and tolerability during the 4-week treatment period were similar for R7128 with Pegasys plus Copegus compared to placebo with Pegasys plus Copegus. There were no serious adverse events reported during the 4-week treatment period, and most of the adverse events reported were of mild to moderate intensity. One subject discontinued R7128, Pegasys and Copegus due to protocol specified stopping criteria (not treatment-emergent), and ECG changes. Adverse events reported in cohort 4 were similar to those reported in Cohorts 1-3. Grade 3/4 neutropenia was observed in 0% of the 5 placebo patients and in 20% of the 20 R7128 patients in the active dosing cohort. Grade 3 changes in hemoglobin were observed in 20% of the placebo patients and in 25% of the R7128 patients. There were no clinically significant changes in hepatic, renal, or other safety laboratory parameters, vital signs, or electrocardiograms. As seen in the patients infected with HCV genotype 1, there was no clinical evidence of any major organ toxicities related to R7128. R7128 was generally safe and well-tolerated when administered for 4 weeks in combination with Pegasus plus Copegus in patients with HCV genotypes 2 and 3.

We cannot guarantee that the final results of this study or any future study of R7128 will corroborate earlier results, and further testing will be required to provide sufficient evidence regarding safety and efficacy to support an NDA filing with the FDA in the future. We and Roche expect to meet with the FDA during January 2009 to discuss a Phase 2b study plan, as well as additional studies to support desired product label claims.

On October 12, 2007, we were informed by the FDA that R7128 received fast track designation.

Mechanism of Action. In a study evaluating the mechanism of action of PSI-6130, the compound was found to be active against the HCV RNA polymerase by terminating HCV RNA synthesis.

Preclinical Development. We and Roche have performed and will continue to perform in vitro and animal studies to determine the preclinical pharmacokinetics and safety of PSI-6130 administered as its pro-drug, R7128. PSI-6130 did not cause genetic mutations or cellular damage in preclinical models. The goal of longer-term animal studies is to identify the potential target organs and to determine the reversibility and monitorability of changes to their function and physical structure. In general, following single and repeated doses, R7128 was well tolerated in mice (up to 13 weeks), rats (up to 6 months), and dogs (up to 4 weeks) up to the highest doses tested (2000 mg/kg/day) for repeat dose studies. Manifestations of toxicity in monkeys, the most sensitive species tested, appeared to be time and dose dependent, causing significant changes in the kidney.

Oral administration of R7128 at doses of 200, 600 and 2000 mg/kg/day in monkeys, in a study designed to be six months but stopped at 13 weeks, did not establish a No Observed Adverse Effect Level (NOAEL) dose. A thorough examination of the monkeys’ tissues in every organ system determined that the only significant treatment-related pathology changes were confined to the glomeruli of the kidney. We believe these changes were dose-related, appearing in all animals in the high and middle dose groups and one animal in the low dose group, in which the glomerulopathy appeared in a much milder form. No scarring was observed, so changes were considered likely to be reversible.

A second long-term R7128 safety study in monkeys began in April 2008 at doses of 10, 40, 100, and 600 mg/kg/day, administered for 13 weeks in preparation for the start of a Phase 2b study in which humans are expected to receive R7128 for up to 12 weeks. Histopathology data confirmed the glomerulopathy findings in the previous study. In addition, in animals that had been followed for an additional 8 weeks after treatment was stopped, renal function had returned to normal as measured by standard tests of kidney function. Therefore, we believe the changes in kidney function observed in monkeys are both reversible and monitorable. In this study, we established a NOAEL dose in monkeys over 13 weeks.

In January 2008, Roche completed the dosing portion of a six month safety study of R7128 in rats. The results of this study revealed no toxicities at any dose level tested, which were 200, 600 and 2000 mg/kg/day.

In 2008, Roche completed a 13 week safety study of R7128 in mice. The results of this study showed that the drug was well tolerated with no observable toxicities at any dose level tested, which were 200, 600 and 2000 mg/kg/day.

Species-specific differences in drug metabolism and excretion that may render the monkey more susceptible to the pathology changes observed with R7128 than the rat or humans continue to be under review.

PSI-7851

We are developing PSI-7851 for the treatment of HCV. PSI-7851 was nominated as a lead candidate and has advanced into preclinical safety studies required for submission of an IND application with the FDA or an equivalent foreign regulatory filing. This pyrimidine nucleotide analog is being investigated as part of our research and development efforts to identify another compound that might be used in a proprietary combination treatment for HCV.

In vitro antiviral testing has shown that this compound is approximately 20 fold more potent than PSI-6130. In animal studies following oral dosing, PSI-7851 preferentially localizes in liver cells where it is efficiently converted to the active triphosphate form. The rapid and efficient delivery to liver cells and the improved in vitro potency observed in our early preclinical studies may allow for lower and less frequent dosing in the clinic. We anticipate filing an IND with the FDA during the first calendar quarter of 2009.

Purine Research

We are researching a third generation of nucleosides and nucleotides utilizing a purine base with the goal of generating a product candidate that has comparable activity to PSI-7851 and a resistance profile that is complementary to PSI-7851 to enable a proprietary fixed-dose combination that has the potential to eliminate or reduce the use of interferon for the treatment of HCV.

Racivir

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

DFC

DFC is an oral, once-daily cytidine nucleoside analog. We had been developing DFC in collaboration with Incyte Corporation (“Incyte”) until April 2006 when Incyte terminated our collaborative and license agreements and returned its rights related to DFC to us. We have analyzed the preclinical and clinical data on DFC generated by Incyte. A path for further development of DFC has not yet been identified.

Results of all prior clinical trials do not provide enough evidence to support an NDA filing with the FDA and additional trials will be needed. Results of all of our ongoing trials and any future trials we may conduct may not corroborate earlier results.

We have incurred substantial operating losses since our inception because we have devoted substantially all of our resources to our research and development activities and have not generated any revenue from the sale of approved drugs. As of September 30, 2008, we had an accumulated deficit of $111.8 million. We expect our operating losses to increase for at least the next several years as we continue to pursue the clinical development of clevudine, Racivir and our other product candidates, and as we expand our discovery and development pipeline. We expect our compensation expense to increase in the future as well, as we implement our planned increase in the number of our employees.

We have funded our operations primarily through the sale of equity securities, payments received under collaboration agreements, borrowings under our Loan Agreement, government grants and interest earned on investments. We expect to continue to fund our operations over the next several years through the net proceeds of our completed public offerings, our existing cash resources, borrowings under our Loan Agreement, potential future milestone payments that we expect to receive from Roche if certain conditions are satisfied, interest earned on our investments and additional capital to be raised through public or private equity offerings or debt financings. We will require significant additional financing in the future to fund our operations. Additional financing may not be available on acceptable terms, if at all. As of September 30, 2008, we had approximately $63.1 million of cash and cash equivalents and approximately $0.5 million of short-term investments.

Revenues

All of our product candidates are currently in development, and, therefore, we do not expect to generate any direct revenues from drug product sales for at least the next several years, if at all. Our revenues to date have been generated primarily from milestone payments under our collaboration agreements, license fees, research funding and grants. We currently have one collaboration agreement with Roche for the development of PSI-6130, its pro-drugs. We entered into our collaboration agreement with Roche in October 2004. Roche subsequently paid us an up-front payment of $8.0 million. Pursuant to the terms of our collaboration agreement with Roche, we did not receive any milestone payments during the year ended September 30, 2008. As of September 30, 2008, we had received an aggregate of $33.0 million in payments under the Roche collaboration agreement, including research funding and related fees as well as up-front and milestone payments.

Under the current terms of the Roche collaboration agreement, if we succeed in obtaining all of the regulatory approvals specified in the agreement for PSI-6130 or a pro-drug of PSI-6130, including R7128, as of September 30, 2008 the maximum future development and commercialization milestone payments payable to us are $115.0 million. Receipt of any additional milestone payments depends on many factors, some of which are beyond our control. We cannot assure you that we will receive any of these future payments. Additional milestone funding may be payable to us if molecules in addition to PSI-6130 or its pro-drugs are developed under the Roche agreement.

We expect our revenues for the next several years to be derived primarily from payments under our current collaboration agreement with Roche and any additional collaborations that we may enter into in the future. In addition to the payments described above, we may receive future royalties on product sales, if any, under our collaboration agreement with Roche.

Research and Development Expenses

Our research and development expenses consist primarily of salaries and related personnel expenses, fees paid to external service providers, up-front and milestone payments under our license agreements, patent-related legal fees, costs of preclinical studies and clinical trials, drug and laboratory supplies and costs for facilities and equipment. We use external service providers to manufacture our product candidates for clinical trials and for the majority of our preclinical and clinical development work. We charge all research and development expenses to operations as they are incurred. Our development activities are primarily focused on the development of clevudine, Racivir and R7128, and our research activities are primarily focused on discovering and developing novel drugs such as PSI-7851, to treat viral infections. We are responsible for all costs incurred in the future in the clinical development of clevudine for registration in the Americas, Europe and certain other territories, where we have the rights to develop and commercialize clevudine, which we in-licensed from Bukwang. We are responsible for all costs incurred in the clinical development of Racivir, as well as the research costs associated with our other internal research programs. Under our collaboration with Roche, Roche will fund the clinical development and commercialization of PSI-6130 and its pro-drugs, including R7128. Under this collaboration, Roche reimbursed us for all of the external expenses associated with, and we were responsible for, certain preclinical work, the IND filing, and the proof-of-concept clinical trial. Going forward, Roche will fund all of the expenses of, and be responsible for, other preclinical studies and future clinical development. We will continue to develop and retain worldwide rights to ongoing and future HCV programs unrelated to the PSI-6130 series of nucleoside polymerase inhibitors licensed to Roche. Incyte had been funding the clinical development and commercialization of DFC, but since its return to us by Incyte in April 2006, we are responsible for any additional expenses.

We are currently focused on advancing the clinical development of clevudine, Racivir and R7128 (in collaboration with Roche), as well as advancing the preclinical development of PSI-7851. We anticipate that we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis. These determinations will be made in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment as to the product candidate’s commercial potential. Clevudine is in Phase 3 registration clinical trials which commenced dosing during the third calendar quarter of 2007. We currently estimate it will cost approximately $54.0 million, excluding internal personnel costs associated with conducting these two registration trials, to progress clevudine’s clinical program from September 30, 2008 to the point of enabling the filing of an NDA with the FDA. We do not believe, however, that it is possible at this time to accurately project total program-specific expenses through commercialization for clevudine or any of our other product candidates, as there are numerous factors associated with the successful commercialization of any of our drug candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Product candidates that may appear promising at early stages of development may not reach the market for a number of reasons. Product candidates may be found ineffective or may cause harmful side effects during clinical trials, may take longer to progress through clinical trials than anticipated, may fail to receive necessary regulatory approvals and may prove impracticable to manufacture in commercial quantities at reasonable cost and with acceptable quality. The lengthy process of seeking FDA approvals requires the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining regulatory approvals could materially adversely affect our product development efforts. Because of these risks and uncertainties, we cannot predict when or whether we will successfully complete the development of our product candidates, or the ultimate product development cost or whether we will obtain any approval required by the FDA on a timely basis, if at all.

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

Results of Operations

Year Ended September 30, 2008 Compared with Year Ended September 30, 2007

Revenues. Revenues were $1.9 million and $22.0 million during 2008 and 2007, respectively. Revenues during 2008 and 2007 reflect amortization of upfront and subsequent collaborative and license payments received from Roche previously recorded as deferred revenue of $1.9 million and $2.0 million, respectively, and the revenues from the year ago period include milestone payments totaling $20.0 million received pursuant to our Roche collaboration.

The following is a reconciliation between cash payments received under contract revenue agreements and contract revenues reported:

	Years Ended September 30,
	2008	2007
	(in thousands)
Cash received/receivable	$—	$20,425
Deferred	—	(375)
Amortization	1,857	1,959

Revenues	$1,857	$22,009

Research and Development Expenses. Research and development expenses increased to $43.0 million during 2008 from $20.3 million in 2007. This net increase of $22.7 million consists primarily of a $16.5 million increase in Phase 3 registration clinical trial expenses for clevudine, an increase in compensation expenses of $4.0 million ($1.1 million of which was non-cash stock compensation expense) resulting from an increase in headcount, and a $2.7 million increase in new drug discovery expenses, including PSI-7851. Partially offsetting this increase was a $0.5 million reduction in Phase 2 clinical trial expenses for Racivir during 2008, compared to the same period in 2007.

General and Administrative Expenses. General and administrative expenses were $13.3 million during 2008, an increase of $4.1 million from $9.2 million in 2007. The increase of $4.1 million was due primarily to increases in compensation expenses of $0.9 ($0.2 million of which was non-cash stock compensation expense), legal expenses of $0.7 million, insurance expenses of $0.6 million, audit and related fees of $0.6 million (including consulting fees in support of our compliance with Section 404 of the Sarbanes-Oxley Act of 2002), marketing expenses of $0.5 million, facility expenses of $0.2 million, and miscellaneous administrative expenses of $0.6 million.

Investment Income. Investment income decreased to $2.0 million in 2008 from $2.5 million in 2007. The decrease was primarily due to lower rates of return on the average invested cash balances.

Interest Expense. Interest expense increased to $2.2 million in 2008 from $0.0 million in 2007. The $2.2 million of interest expense in 2008 is from $20.0 million of long-term debt we incurred during 2008 ($10.0 million on October 5, 2007 and $10.0 million on March 28, 2008).

Income Taxes. As of September 30, 2008, we had United States federal net operating loss carryforwards of approximately $88.0 million available to offset future taxable income, if any. Of the federal net operating losses,

$8.8 million was generated from windfall tax benefit stock option deductions. The tax benefit of this portion of the net operating loss will be accounted for directly to equity as additional paid in capital as the stock option related losses are utilized. As of September 30, 2008 we also had research and development tax credits of approximately $0.1 million available to offset future tax liabilities. As of September 30, 2008, we had a net deferred tax asset of $36.9 million, before consideration of a valuation allowance. We established a full valuation allowance on our net deferred tax asset as it is more likely than not that such tax benefits will not be realized. The loss carryovers and the research and development tax credits expire over a period of 2020 to 2029.

Preferred Stock Accretion. Preferred stock accretion was $1.8 million in 2007. There has been no redeemable preferred stock accretion subsequent to May 2, 2007 (when we completed our IPO) because all of the redeemable preferred stock outstanding was converted into common stock upon completion of our IPO.

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

	Years Ended September 30,
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

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through public and private offerings of our equity securities, payments received under our collaboration agreements, borrowings under our Loan Agreement and government grants. Since our inception, we have raised approximately $129.6 million in net proceeds from sales of our equity securities, including $24.1 million from our follow-on common stock offering completed on July 21, 2008, and $40.7 million from our IPO, completed May 2, 2007, after deducting offering costs paid during fiscal 2007 ($39.1 million after deducting additional offering costs paid in fiscal 2006). During the fiscal year ended September 30, 2008, we also borrowed $20.0 million under our Loan Agreement entered into on September 30, 2007. At September 30, 2008, we held approximately $63.1 million in cash and cash equivalents and approximately $0.5 million of short-term investments, and have invested substantially all of our available cash funds in short-term U.S. Treasury securities through mutual and money market funds.

Net cash provided by (used in) operating activities was ($52.1) million, $0.9 million, and ($14.6) million during the years ended September 30, 2008, 2007 and 2006, respectively. The $53.0 million increase in net cash used in operating activities during 2008, as compared to 2007, was due to (1) a decrease in revenues of $20.2 million, as the revenues from the year ago period include milestone payments totaling $20.0 million from Roche, (2) an increase in cash outflows for operating expenses (including interest expense) of $27.6 million primarily resulting from our Phase 3 clinical trials for clevudine, and (3) an increase of $5.2 million of cash outflows associated with changes in operating assets and liabilities. The $15.5 million reduction in net cash used in operating activities during 2007, as compared to 2006, was due primarily to increased revenues of $16.6 million resulting from the receipt of $20.0 million of milestone payments from Roche during 2007.

Net cash (used in) provided by investing activities was ($0.2) million, ($0.4) million, and $8.5 million during the years ended September 30, 2008, 2007 and 2006, respectively. The cash used in investing activities during 2008 of $0.2 million consists of $0.9 million of purchases of equipment (and leasehold improvements) that were partially offset by cash proceeds received from the maturity of certain short-term investments of $0.7 million. The net cash used in investing activities in 2007 of $0.4 million was for the purchases of equipment (and leasehold improvements). The net cash provided by investing activities in 2006 included proceeds from the sale of investments of $10.8 million. Such investments were sold to fund our operations. No such investments were sold during 2007, as milestone payments received from Roche were used to fund operations. Partially offsetting this cash inflow in 2006 were purchases of equipment and leasehold improvements of $2.3 million for our lab and office space in Princeton, New Jersey.

Net cash provided by (used in) financing activities was $46.6 million, $42.1 million and ($1.1) million, during the years ended September 30, 2008, 2007 and 2006, respectively. The net cash provided by financing activities during the year ended September 30, 2008 includes $24.1 million of net proceeds, after deducting placement agent fees and offering expenses, from the registered direct public offering we completed in July

2008, borrowings of long-term debt of $20.0 million under the Loan Agreement we entered into during September 2007, and proceeds from the exercise of stock options of $2.6 million. The net cash provided by financing activities during 2007 includes net proceeds from our IPO of $40.7 million after deducting offering costs paid during fiscal 2007, along with proceeds from the exercise of stock options of $1.6 million. Net cash used in financing activities in 2006 resulted from IPO offering costs paid of $1.5 million that were partially offset by proceeds from the exercise of stock options of $0.3 million.

On September 30, 2007, we entered into a Loan Agreement that allowed us to borrow up to $30.0 million in $10.0 million increments. We borrowed the first and second $10.0 million increments by signing two Secured Promissory Notes (“Notes”) on October 5, 2007 and March 28, 2008, respectively. The Notes bear interest at 12% and are to be repaid over a 45-month period with the first 15 monthly payments representing interest only followed by 30 equal monthly payments of principal and interest. The principal monthly repayments on the first $10.0 million begin on March 1, 2009 and end on August 1, 2011. The principal monthly repayments on the second $10.0 million begin on August 1, 2009 and end on January 1, 2012. Total principal repayments of the two Notes amount to $2.7 million in fiscal 2009, $7.6 million in fiscal 2010, $8.2 million in fiscal 2011, and $1.5 million in fiscal 2012. We are currently in the process of amending the Loan Agreement to extend the commitment beyond its original expiration date of November 30, 2008 and to draw down $3.3 million, and no more, of the remaining facility. Prepayment of the loans made pursuant to the Loan Agreement is subject to penalty and substantially all of our tangible and intangible assets (except for intellectual property) are collateral for the Loan Agreement.

Under the Loan Agreement, we agreed that in the event our market capitalization is below $90.0 million for 15 consecutive days in which the principal market for our common stock is open for trading to the public, we will repay 50% of the then outstanding principal balance of the loans. We further agreed that in the event our market capitalization is below $40.0 million for 15 consecutive days in which the principal market for our common stock is open for trading to the public, we will repay all of the then outstanding principal balance of the loans.

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

Developing drugs, conducting clinical trials and commercializing products is expensive and we will need to raise substantial additional funds to achieve our strategic objectives. Although we believe our existing cash resources, together with anticipated payments under our existing collaboration agreements, will be sufficient to fund our projected cash requirements for the next 12 months, we will require significant additional financing in the future to complete our clinical trials for clevudine and fund our other operations. Additional financing may not be available on acceptable terms, if at all. Our future capital requirements will depend on many factors, including:

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

Contractual Obligations and Commitments

In May 2005, we entered into an operating lease for office and laboratory space through May 22, 2010, in Princeton, New Jersey. In April 2007, we entered into a lease for office space in Durham, North Carolina through April 30, 2009. In December 2006, we entered into a capital lease for lab equipment with monthly payments beginning in January 2007 through December 2008. In October 2007 and March 2008, we executed two secured promissory notes totaling $20.0 million. Pursuant to the terms of the secured promissory notes, we are required to make payments of interest only for the first 15 months followed by 30 equal monthly payments of principal and interest. As of September 30, 2008, future payments under the Loan Agreement, capital leases and minimum future payments under non-cancellable operating leases are as follows:

		Payments Due By Period
	Total	Less than 1 year	1-3 Years	4-5 Years	After 5 Years
	(In thousands)
Long term debt obligations
Debt maturities	$20,000	$2,652	$15,836	$1,512	$—
Contractual interest	4,749	2,336	2,375	38	—
Capital lease obligations
Debt maturities	42	42	—	—	—
Contractual interest	—	—	—	—	—
Operating leases	1,343	835	508	—	—
Purchase obligations	—	—	—	—	—

Total contractual obligations	$26,134	$5,865	$18,719	$1,550	$—

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

Revenue Recognition—We recognize revenues in accordance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (“SAB No. 104”). SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectibility is reasonably assured. For arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets, we follow the guidance of Emerging Issues Task Force (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables. In accordance with SAB No. 104 and EITF No. 00-21, the elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the collaborator and whether there is objective and reliable evidence of the fair value of the undelivered obligation(s). The consideration received is allocated among the separate units either on the basis of each unit’s fair value or using the residual method, and the applicable revenue recognition criteria are applied to each of the separate units.

Our revenues are primarily related to our collaboration agreements, and these agreements provide for various types of payments to us, including non-refundable upfront license fees, research and development payments, and milestone payments.

Where we have continuing performance obligations under the terms of a collaboration agreement, non-refundable upfront license payments received upon contract signing are recorded as deferred revenue and recognized as revenue as the related activities are performed. The period over which these activities are to be performed is based upon our estimate of the development period. Changes in our estimate could change the period over which revenue is recognized. Payments for research funding are recognized as revenues as the related research activities are performed.

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

Stock-based Compensation

We account for stock-based compensation arrangements in accordance with the provisions of SFAS 123R. SFAS 123R requires companies to recognize stock compensation expense for awards of equity instruments based on grant-date fair value of those awards (with limited exceptions). We adopted SFAS 123R using the modified prospective method, which results in recognition of compensation expense for all share-based awards granted or modified after October 1, 2006 as well as all unvested awards outstanding at the date of adoption. The cost is recognized as compensation expense over the life of the instruments, based upon the grant-date fair value of the equity or liability instruments issued. Prior to October 1, 2006, we accounted for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations and had adopted the pro forma disclosure option for stock-based employee compensation under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). In accordance with EITF-96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” equity instruments granted to consultants are periodically valued and recorded as stock compensation expense as the equity instrument vests.

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

On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on us.

In June 2007, the EITF reached a consensus on Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2007, and earlier application is not permitted. This consensus is to be applied prospectively for new contracts entered into on or after the effective date. The adoption of EITF 07-3 is not expected to have a material impact on us.

In December 2007, the EITF reached a consensus on Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”). The EITF concluded on the definition of a collaborative arrangement and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19 and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated and the terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF 07-1 applies to the entire collaborative agreement. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. We are currently evaluating the requirements of EITF 07-1; however we do not believe that its adoption will have a significant impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” (“SFAS 141R”) which changes the accounting for business acquisitions. SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS 141R is not expected to have a material impact on us.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” (“SFAS 160”) which establishes new standards governing the accounting for and reporting of noncontrolling interests (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decrease in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also requires changes to certain presentation and disclosure requirements. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The provisions of the standard are to be applied to all NCIs prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively to all periods presented. The adoption of SFAS 160 is not expected to have a material impact on us.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We invest our excess cash in high quality, interest-bearing securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid mutual and money market funds, and high quality marketable debt instruments of corporations, government agencies and financial institutions with maturities of less than two years. If a 10% change in interest rates were to have occurred on September 30, 2008, this change would not have had a material effect on the fair value of our investment portfolio as of that date. In addition, the $20.0 million we borrowed during the twelve months ended 2008 has a fixed interest rate of 12%.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act), as of September 30, 2008. Based on that evaluation, our principal executive officer and principal financial officer concluded that these controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified in SEC rules and forms. There were no changes in these controls or procedures identified in connection with the evaluation of such controls or procedures that occurred during our last fiscal quarter, or in other factors that have materially affected, or are reasonably likely to materially affect, these controls or procedures.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial and accounting officers and effected by our board of directors and management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of our company are being made only in accordance with authorizations of our management and board of directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, our management believes that, as of September 30, 2008, our internal control over financial reporting is effective. In addition, no changes in our internal control over financial reporting have occurred during the three months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of September 30, 2008 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included in Item 15 of Part IV of this Annual Report on Form 10-K and incorporated by reference to this Item 9A.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding executive officers and directors required by this Item 10 will be included in the definitive Proxy Statement for our 2009 Annual Meeting, or 2009 Proxy Statement, under “Election of Directors”, “Executive Officers of the Company” and “Governance of the Company” and is incorporated herein by reference. Other information required by this Item 10 will be included in the 2009 Proxy Statement under “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the information contained under the sections captioned “Information About Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” of the 2009 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the information contained under the sections captioned “Stock Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Our Equity Incentive Plans” of the 2009 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the information contained under the sections captioned “Certain Relationships and Related Transactions” and “Board Determination of Independence” of the 2009 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the information contained under the sections captioned “Fees of Independent Registered Public Accounting Firm” and “Pre-Approval Policies and Procedures” of the 2009 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

The following documents are included on pages F-2 through F-35 attached hereto and are filed as part of this Annual Report on Form 10-K.

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

Exhibit Number	Description
3.1**	Third Amended and Restated Certificate of Incorporation of the Registrant (Exhibit 3.1) (5)

3.2**	Second Amended and Restated Bylaws of the Registrant (Exhibit 3.2) (5)

4.1**#	Pharmasset, Ltd. 1998 Stock Plan, as amended (Exhibit 4.4) (3)

4.2**#	2007 Equity Incentive Plan (Exhibit 4.12) (3)

4.3**#	Form of agreement for awards under the 2007 Equity Incentive Plan (Exhibit 4.3) (5)

10.1**†	Collaboration Agreement, dated October 29, 2004, between F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc. and the Registrant (Exhibit 10.1) (4)

10.2**†	License Agreement, dated June 23, 2005, between Bukwang Pharm. Co., Ltd. and the Registrant (Exhibit 10.2) (4)

10.3**	Memorandum of Understanding, dated June 23, 2005, between The University of Georgia Research Foundation, Inc., Yale University and the Registrant (Exhibit 10.3) (1)

10.4**†	Exclusive Patent and Know How License Agreement, dated April 24, 2003, by and between Primagen Holding B.V. and the Registrant (Exhibit 10.4) (4)

Exhibit Number	Description
10.5**†	Non-Exclusive Sublicense Agreement, dated August 26, 2005, between Apath, L.L.C. and the Registrant (Exhibit 10.5) (4)

10.6**†	License Agreement, dated March 1, 1999, among Pharmasset, Ltd., Dr. Raymond F. Schinazi, Dr. Mahmoud H. el Kouni and Dr. Fardos N. M. Naguib (Exhibit 10.6) (1)

10.7**†	License and Consulting Agreement, dated March 1, 1999, among Pharmasset, Ltd., Dr. Raymond F. Schinazi and Dr. Craig L. Hill (Exhibit 10.7) (1)

10.8**†	License Agreement, dated December 30, 1998, between Emory University and Pharmasset, Ltd. (Exhibit 10.8) (1)

10.9**†	License Agreement, dated December 8, 1998, between Emory University and Pharmasset, Ltd. (Exhibit 10.9) (1)

10.10**†	License Agreement, dated February 10, 2006, between RFS Pharma LLC and the Registrant (Exhibit 10.10) (4)

10.11**	First Amendment to License Agreement, dated February 13, 2006, by and between RFS Pharma LLC and the Registrant (Exhibit 10.11) (1)

10.12**†	Second Amendment to License Agreement, dated as of August 29, 2003, between Emory University and Pharmasset, Ltd. (Exhibit 10.12) (1)

10.13**	Termination and Reinstatement Agreement, dated as of June 9, 1999, between Emory University and Pharmasset, Ltd. (Exhibit 10.13) (1)

10.14**	Supplemental Agreement to the License Agreement, dated as of March 26, 2004, between Emory University and Pharmasset, Ltd. (Exhibit 10.14) (1)

10.15**#	Employment Agreement, dated as of June 15, 2004, between the Registrant and Peter Schaefer Price (Exhibit 10.15) (1)

10.16**	Lease, dated as of May 18, 2005, between 300 CRA LLC and the Registrant (Exhibit 10.18) (1)

10.17**	Mutual Termination of Lease Agreement, dated as of February 7, 2006, between C.S. Family, LLC and the Registrant (Exhibit 10.19) (1)

10.18**	Settlement Agreement and Mutual General Release, dated as of February 14, 2006, among the Registrant, Raymond F. Schinazi and the other signatories thereto (Exhibit 10.20) (1)

10.19**#	Form of Indemnity Agreement for Directors and Officers (Exhibit 10.21) (3)

10.20**#	Consulting Agreement, dated June 28, 2005, between Michael K. Inouye and the Registrant (Exhibit 10.22) (1)

10.21**#	Form of Change of Control Severance Agreement (Exhibit 10.23) (2)

10.22**#	Severance Agreement, dated as of January 5, 2007, between the Registrant and Abel De La Rosa, Ph.D. (Exhibit 10.24) (2)

10.23	Venture Loan and Security Agreement dated September 30, 2007 by and between the Registrant and Horizon Technology Funding V LLC

10.24††	Manufacturing Services Agreement dated August 8, 2008 between Pharmasset, Inc. and Boehringer Ingelheim Chemicals, Inc.

10.25††	License Agreement dated August 8, 2008 between Pharmasset, Inc. and Boehringer Ingelheim Chemicals, Inc.

Exhibit Number	Description
10.26	Secured Promissory Note, dated as of October 5, 2007, between the Registrant and Horizon Technology Funding Group V LLC (Exhibit 10.1) (6)

10.27	Secured Promissory Note, dated as of March 28, 2008, between the Registrant and Horizon Technology Funding Group V LLC (Exhibit 10.1) (7)

10.28	Placement Agency Agreement, dated as of July 14, 2008, between the Registrant, Morgan Stanley & Co. Incorporated and the other placement agents named therein (Exhibit 10.1) (8)

10.29	Form of Investor Purchase Agreement for the follow-on common stock offering (Exhibit 10.2) (8)

23.1	Consent of Grant Thornton LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**—	Filed Previously
†—	Portions of the Exhibit were omitted and filed separately with the Secretary of the SEC pursuant to an order of the SEC granting our application for confidential treatment filed pursuant to Rule 406 under the Securities Act.
††—	Portions of the exhibits have been omitted pursuant to a confidential treatment request and this information has filed separately with the SEC.
#—	Management contract or compensatory plan or arrangement.
(1)—	Filed as an Exhibit to our Registration Statement on Form S-1 filed with the SEC on May 8, 2006.
(2)—	Filed as an Exhibit to our Registration Statement on Form S-1/A filed with the SEC on January 17, 2007.
(3)—	Filed as an Exhibit to our Registration Statement on Form S-1/A filed with the SEC on March 2, 2007.
(4)—	Filed as an Exhibit to our Registration Statement on Form S-1/A filed with the SEC on April 24, 2007.
(5)—	Filed as an Exhibit to our Form 10-K filed with the SEC on December 31, 2007.
(6)—	Filed as an Exhibit to our Form 8-K filed with the SEC on October 11, 2007.
(7)—	Filed as an Exhibit to our Form 8-K filed with the SEC on March 28, 2008.
(8)—	Filed as an Exhibit to our Form 8-K filed with the SEC on July 15, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMASSET, INC.

December 11, 2008	By:	/s/ P. SCHAEFER PRICE
P. Schaefer Price Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Each person, in so signing also makes, constitutes, and appoints Kurt Leutzinger and Paul Lubetkin as his true and lawful attorney-in-fact, with full power of substitution, in his name, place, and stead, to execute and cause to be filed with the Securities and Exchange Commission any or all amendments to this report.

Name	Title	Date

/s/ P. SCHAEFER PRICE P. Schaefer Price	Director, President and Chief Executive Officer (Principal Executive Officer)	December 11, 2008

/s/ KURT LEUTZINGER Kurt Leutzinger	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 11, 2008

/s/ G. STEVEN BURRILL G. Steven Burrill	Chairman of the Board of Directors	December 11, 2008

/s/ WILLIAM J. CARNEY William J. Carney	Director	December 11, 2008

/s/ FREDRIC D. PRICE Fredric D. Price	Director	December 11, 2008

/s/ ELLIOT F. HAHN Elliot F. Hahn	Director	December 11, 2008

/s/ MICHAEL K. INOUYE Michael K. Inouye	Director	December 11, 2008

/s/ ROBERT F. WILLIAMSON III Robert F. Williamson III	Director	December 11, 2008

/s/ HERBERT J. CONRAD Herbert J. Conrad	Director	December 11, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Pharmasset, Inc.

We have audited the accompanying balance sheets of Pharmasset, Inc. (the “Company”) as of September 30, 2008 and 2007, and the related statements of operations and comprehensive net loss, redeemable stock and warrants, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended September 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pharmasset, Inc. as of September 30, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2 to the financial statements, Pharmasset, Inc. adopted Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB No. 109” as of October 1, 2007 and Statement of Financial Accounting Standard No. 123(R) “Share Based Payment” as of October 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pharmasset Inc.’s internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 1, 2008 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania

December 11, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Pharmasset, Inc.

We have audited Pharmasset, Inc.’s (the “Company”) internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Pharmasset, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Pharmasset, Inc. as of September 30, 2008 and 2007, and the related statements of operations and comprehensive net loss, redeemable stock and warrants, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended September 30, 2008 and our report dated December 1, 2008 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania

December 11, 2008

PHARMASSET, INC.

BALANCE SHEETS

	As of September 30,
	2008	2007
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$63,073,103	$68,745,694
Short-term investments	497,310	1,252,113
Amounts due under collaborative agreements	1,169,690	919,110
Prepaid expenses and other assets	1,008,083	783,311

Total current assets	65,748,186	71,700,228

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
Laboratory, office furniture and equipment	3,362,846	2,462,647
Leasehold improvements	1,836,553	1,836,553

	5,199,399	4,299,200
Less accumulated depreciation and amortization	(2,432,325)	(1,437,080)

Total equipment and leasehold improvements, net	2,767,074	2,862,120
OTHER ASSETS	466,809	1,282,051

TOTAL	$68,982,069	$75,844,399

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$2,651,592	$—
Current portion of capital lease obligation	41,641	159,440
Accounts payable	2,466,052	3,281,600
Accrued expenses	6,182,417	5,513,407
Deferred rent	124,463	124,462
Deferred revenue	1,857,136	1,857,136

Total current liabilities	13,323,301	10,936,045
DEFERRED RENT	79,793	204,256
NON CURRENT PORTION OF CAPITAL LEASE OBLIGATION	—	41,641
DEFERRED REVENUE	3,868,965	5,726,131
LONG-TERM DEBT, net	16,522,665	—

Total liabilities	33,794,724	16,908,073

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common Stock, $0.001 par value, 100,000,000 shares authorized, 23,340,498 and 21,232,991 shares issued and outstanding at September 30, 2008, and September 30, 2007, respectively	23,340	21,233
Warrants to purchase 116,183 shares of common stock for $12.05 per share, with 66,390 exercisable starting September 30, 2007, and 49,793 shares exercisable starting March 28, 2008	1,140,114	526,720
Additional paid-in capital	145,818,439	115,518,201
Accumulated other comprehensive (loss) income	(2,604)	4,405
Accumulated deficit	(111,791,944)	(57,134,233)

Total stockholders’ equity	35,187,345	58,936,326

TOTAL	$68,982,069	$75,844,399

See notes to financial statements.

PHARMASSET, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE NET LOSS

	Years Ended September 30,
	2008	2007	2006
REVENUES:	$1,857,166	$22,009,458	$5,424,614

COSTS AND EXPENSES:
Research and development	42,995,459	20,318,910	10,497,703
General and administrative	13,289,321	9,210,623	7,911,545

Total costs and expenses	56,284,780	29,529,533	18,409,248

OPERATING LOSS	(54,427,614)	(7,520,075)	(12,984,634)
INVESTMENT INCOME	1,986,276	2,470,563	1,658,977
INTEREST EXPENSE	(2,216,373)	(15,136)	—

LOSS BEFORE INCOME TAXES	(54,657,711)	(5,064,648)	(11,325,657)
PROVISION FOR INCOME TAXES	—	—	—

NET LOSS	(54,657,711)	(5,064,648)	(11,325,657)
REDEEMABLE PREFERRED STOCK ACCRETION	—	1,775,684	1,110,973

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(54,657,711)	$(6,840,332)	$(12,436,630)

COMPREHENSIVE NET LOSS:
NET LOSS	$(54,657,711)	$(5,064,648)	$(11,325,657)
UNREALIZED GAIN (LOSS) ON AVAILABLE-FOR-SALE INVESTMENTS	(7,009)	2,100	(56,465)

COMPREHENSIVE NET LOSS:	$(54,664,720)	$(5,062,548)	$(11,382,122)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE:
BASIC	$(2.51)	$(0.46)	$(1.19)
DILUTED	$(2.51)	$(0.46)	$(1.19)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	21,808,283	14,990,472	10,462,369
DILUTED	21,808,283	14,990,472	10,462,369

See notes to financial statements.

PHARMASSET, INC.

STATEMENTS OF REDEEMABLE STOCK AND WARRANTS

FOR THE YEARS ENDED SEPTEMBER 30, 2008, 2007 AND 2006

	Series B Redeemable Convertible Preferred Stock		Series C Redeemable Convertible Preferred Stock		Series D Redeemable Convertible Preferred Stock		Series R Redeemable Convertible Preferred Stock		Series R-1 Warrants		Redeemable Common Stock		Total Redeemable Stock And Warrants
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Number	Amount	Shares	Amount
BALANCE—September 30, 2005—Restated	367,999	$624,577	366,606	$1,995,888	2,505,686	$11,918,403	400,000	$3,726,838	470,588	$264,000	213,307	$979,078	$19,508,784
Accretion of redeemable preferred stock to redemption value	—	266	—	552	—	1,040,052	—	70,103	—	—	—	—	1,110,973
Accretion of redeemable common stock to redemption value	—	—	—	—	—	—	—	—	—	—	—	211,173	211,173

BALANCE—September 30, 2006	367,999	624,843	366,606	1,996,440	2,505,686	12,958,455	400,000	3,796,941	470,588	264,000	213,307	1,190,251	20,830,930
Accretion of redeemable common stock to redemption value												729,508	729,508
Expiration of Series R-1 warrants	—	—	—	—	—	—	—	—	(470,588)	(264,000)	—	—	(264,000)
Accretion of redeemable convertible preferred stock to total redemption value	—	756	—	1,562	—	1,570,307	—	203,059	—	—	—	—	1,775,684
Payment of dividends in the form of common stock	—	—	—	—	—	(1,186,871)	—	—	—	—	—	—	(1,186,871)
Return of excess dividend accretion to retained earnings	—	—	—	—	—	(562,892)	—	—	—	—	—	—	(562,892)
Conversion of redeemable convertible preferred stock into common stock	(367,999)	(625,599)	(366,606)	(1,998,002)	(2,505,686)	(12,778,999)	(400,000)	(4,000,000)	—	—	—	—	(19,402,600)
Conversion of redeemable common stock into common stock	—	—	—	—	—	—	—	—	—	—	(213,307)	(1,919,759)	(1,919,759)

BALANCE—September 30, 2008 and 2007	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	$—

See notes to financial statements.

PHARMASSET, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED SEPTEMBER 30, 2008, 2007 AND 2006

	Warrants		Series A Convertible Preferred Stock		Series D-1 Warrants		Common Stock		Additional Paid-in Capital	Series A Issuable	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Number	Amount	Shares	Amount
BALANCE—September 30, 2005—Restated	—	—	2,584,545	$2,585	1,254,960	$5,411,932	10,158,452	$10,158	$43,363,456	$300,719	$58,770	$(37,479,482)	$11,668,138
Exercise of stock options	—	—	—	—	—	—	132,934	133	338,669	—	—	—	338,802
Stock compensation	—	—	—	—	—	—	—	—	477,226	—	—	—	477,226
Issuance of Series A convertible preferred stock	—	—	55,177	55	—	—	—	—	300,664	(300,719)	—	—	—
Accretion of redeemable preferred stock to redemption value	—	—		—	—	—	—	—	—	—	—	(1,110,973)	(1,110,973)
Accretion of redeemable common stock to redemption value	—	—	—	—	—	—	—	—	—	—	—	(211,173)	(211,173)
Unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	—	—	(56,465)	—	(56,465)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(11,325,657)	(11,325,657)

BALANCE—September 30, 2006	—	—	2,639,722	2,640	1,254,960	5,411,932	10,291,386	10,291	44,480,015	—	2,305	(50,127,285)	(220,102)
Expiration of Series R-1 warrants	—	—	—	—	—	—	—	—	264,000	—	—	—	264,000
Exercise of stock options	—	—	—	—	—	—	531,369	531	1,500,741	—	—	—	1,501,272
Stock compensation	—	—	—	—	—	—	—	—	2,284,778	—	—	—	2,284,778
Accretion of redeemable preferred stock to redemption value	—	—	—	—	—	—	—	—	—	—	—	(1,775,684)	(1,775,684)
Accretion of redeemable common stock to redemption value	—	—	—	—	—	—	—	—	—	—	—	(729,508)	(729,508)
Payment of dividends in the form of common stock	—	—	—	—	—	—	131,864	132	1,186,644	—	—	—	1,186,776
Conversion of convertible preferred stock into common stock	—	—	(2,639,722)	(2,640)	—	—	4,192,377	4,193	19,400,912	—	—	—	19,402,465
Conversion of Series D-1 warrants into common stock	—	—	—	—	(1,254,960)	(5,411,932)	822,689	823	5,411,047	—	—	—	(62)
Conversion of redeemable common stock into common stock	—	—	—	—	—	—	213,306	213	1,919,541	—	—	—	1,919,754
Return of excess dividend accretion to retained earnings	—	—	—	—	—	—	—	—	—	—	—	562,892	562,892
Net proceeds from initial public offering	—	—	—	—	—	—	5,050,000	5,050	39,070,523	—	—	—	39,075,573
Unrealized loss on available-for-sale investments	—	—	—	—	—	—	—	—	—	—	2,100	—	2,100
Sale of warrants in connection with debt financing	66,390	526,720	—	—	—	—	—	—	—	—	—	—	526,720
Net loss	—	—	—	—	—	—	—	—	—	—	—	(5,064,648)	(5,064,648)

BALANCE—September 30, 2007	66,390	526,720	—	—	—	—	21,232,991	21,233	115,518,201	—	4,405	(57,134,233)	58,936,326
Exercise of stock options	—	—	—	—	—	—	657,507	657	2,641,741	—	—	—	2,642,398
Stock compensation and restricted shares issued	—	—	—	—	—	—	—	—	3,590,798	—	—	—	3,590,798
Net proceeds from registered direct offering	—	—	—	—	—	—	1,450,000	1,450	24,067,699	—	—	—	24,069,149
Unrealized loss on available-for-sale investments	—	—	—	—	—	—	—	—	—	—	(7,009)	—	(7,009)
Grant of warrants in connection with debt financing	49,793	613,394	—	—	—	—	—	—	—	—	—	—	613,394
Net loss	—	—	—	—	—	—	—	—	—	—	—	(54,657,711)	(54,657,711)

BALANCE—September 30, 2008	116,183	$1,140,114	—	—	—	—	23,340,498	$23,340	$145,818,439	$—	$(2,604)	$(111,791,944)	$35,187,345

See notes to financial statements.

PHARMASSET, INC.

STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(54,657,711)	$(5,064,648)	$(11,325,657)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	506,015	403,125	351,016
Amortization	489,230	489,230	311,532
Non-cash stock compensation	3,590,799	2,284,778	477,226
Loss on disposal of fixed assets	—	—	8,227
Non-cash interest expense	404,221	—	—
Changes in operating assets and liabilities:
Amounts due under collaborative agreements, prepaid expenses and other assets	(446,587)	(1,337,622)	(700,178)
Accounts payable	(815,548)	2,571,119	397,637
Accrued expenses	836,711	3,290,479	(1,709,970)
Deferred rent	(124,462)	(124,462)	453,180
Deferred revenue	(1,857,166)	(1,584,844)	(2,876,167)

Net cash (used in) provided by operating activities	(52,074,498)	927,155	(14,613,154)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities or sale of investments	750,000	—	10,800,000
Purchase of equipment and leasehold improvements	(900,199)	(437,010)	(2,332,500)

Net cash provided by (used in) investing activities	(150,199)	(437,010)	8,467,500

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	20,000,000	—	—
Proceeds from exercise of stock options	2,642,398	1,621,272	338,802
Principal payments on capital lease obligations	(159,440)	(112,438)	—
Proceeds from issuance of common stock, net of issuance costs, of $1,813,351 and $1,548,101 paid during 2008 and 2007, respectively	24,069,148	40,684,399	—
Payments related to purchase of common stock	—	(120,000)	—
Offering costs paid	—	—	(1,452,332)

Net cash provided by (used in) financing activities	46,552,106	42,073,233	(1,113,530)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,672,591)	42,563,378	(7,259,184)
CASH AND CASH EQUIVALENTS—Beginning of period	68,745,694	26,182,316	33,441,500

CASH AND CASH EQUIVALENTS—End of period	$63,073,103	$68,745,694	$26,182,316

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$1,812,152	$15,136	$—
Noncash transactions:
Deferred compensation—Series A convertible preferred shares issuable	$—	$—	$(300,719)
Accretion of redeemable convertible preferred stock to redemption value	$—	$1,775,684	$1,110,973
Accretion of redeemable common stock to redemption value	$—	$729,508	$211,173
Fixed assets purchased on account	$—	$—	$164,977
Unrealized (loss) gain on available-for-sale investments	$(7,009)	$2,100	$(56,465)
Conversion of redeemable convertible preferred stock, redeemable common stock, and convertible preferred stock into common stock	$—	$21,324,999	$—
Exercise and conversion of Series D-1 warrants into common stock	$—	$5,411,932	$—
Capital lease obligations incurred	$—	$313,520	$—
Dividends paid on the Series D preferred stock in the form of common stock	$—	$1,186,871	$—
Warrants granted in connection with debt financing	$613,394	$526,720	$—

See notes to financial statements.

PHARMASSET, INC.

NOTES TO FINANCIAL STATEMENTS

1. BACKGROUND

Description of Business—Pharmasset, Inc. (“Pharmasset” or the “Company”) is a clinical-stage pharmaceutical company committed to discovering, developing and commercializing novel drugs to treat viral infections. The Company’s primary focus is on the development of oral therapeutics for the treatment of hepatitis B virus (“HBV”), hepatitis C virus (“HCV”) and human immunodeficiency virus (“HIV”). The Company currently has three clinical-stage product candidates. Clevudine, for the treatment of chronic HBV infection, is enrolling Phase 3 clinical trials for registration in North, Central and South America and Europe. R7128, an oral treatment for chronic HCV infection, has completed Phase 1 clinical trials in combination with Pegasys® plus Copegus® through a strategic collaboration with F. Hoffmann-La Roche Ltd and Hoffmann- La Roche Inc. (collectively, “Roche”). Racivir, which is being developed for the treatment of HIV in combination with other approved HIV drugs, has completed a Phase 2 clinical trial. The Company has also identified proprietary, next generation HCV development candidates that are being evaluated for advancement into clinical development. One of these compounds, PSI-7851, was recently nominated as a lead candidate and has advanced into preclinical safety studies required for submission of an IND application with the FDA or an equivalent foreign regulatory filing. PSI-7851is being developed as part of the Company’s research and development efforts to identify compounds that might be used in proprietary combination treatment for HCV. The Company’s research and development efforts focus on a class of compounds known as nucleoside analogs, which act to inhibit the natural enzymes required for viral replication. The Company is subject to risks common to companies in the pharmaceutical industry including, but not limited to, product development risks, protection of proprietary intellectual property, compliance with government regulations, dependence on key personnel, the need to obtain additional financing, uncertainty of market acceptance of products, and product liability. (See Part I, Item 1A.—Risk Factors for additional information).

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

Initial Public Offering—On May 2, 2007, the Company completed its initial public offering (“IPO”) of 5,050,000 shares of its common stock (including the underwriters’ exercise of a portion of their over-allotment option) at a public offering price of $9.00 per share. Net cash proceeds from the IPO were $40.7 million after deducting offering costs paid during fiscal 2007 and $39.1 million after deducting offering costs paid in fiscal 2006.

In connection with the IPO, the outstanding shares of the Company’s Series B, Series C, Series D and Series R redeemable convertible preferred stock, the Series A convertible preferred stock, and the redeemable common stock were converted into 4,405,683 shares of common stock as of May 2, 2007. In addition, holders of the Series D redeemable convertible preferred stock were entitled to receive quarterly dividends at a rate equal to 7.5% per annum of the purchase price per share. Such dividends accrued from February 4, 2006 through May 2, 2007 and were paid out in the form of 131,864 shares of common stock. The Company’s Series D-1 warrants were also exercised in full in connection with the IPO on a “net exercise” basis, which resulted in the Company issuing 822,689 shares of common stock to the warrant holders (See Note 9).

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Investments—The Company invests available cash primarily in mutual and money market funds, bank certificates of deposit and investment-grade commercial paper, corporate notes, and government securities. All investments are classified as available-for-sale and are carried at fair market value with unrealized gains and losses recorded in accumulated other comprehensive (loss) profit. For purposes of determining realized gains and losses, the cost of securities sold is based on specific identification.

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

Intangible Assets—Intangible assets consist of a technology license which gives the Company the right to sublicense certain technology to contract manufacturing organizations for the purpose of manufacturing an active pharmaceutical ingredient on behalf of the Company. The technology license is being amortized on a straight-line basis over an estimated useful life of five years. The estimated useful life of five years was determined based on the consideration of several factors including the nature of the asset, its expected use, length of the agreement and the period over which benefits are expected to be received from the use of the asset. Intangible Assets are included in Other Assets on the Balance Sheets.

Impairment of Long-Lived Assets—The Company continually evaluates whether events or circumstances have occurred that indicate the estimated remaining useful lives of long-lived assets may require revision or that the carrying value of these assets may be impaired. To determine whether assets have been impaired, the estimated undiscounted future cash flows for the estimated remaining useful life of the respective assets are compared to the carrying value. To the extent that the undiscounted future cash flows are less than the carrying value, a new fair value of the asset is required to be determined. If such fair value is less than the current carrying value, the asset is written down to its estimated fair value.

PHARMASSET, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments—The carrying amounts of cash and cash equivalents, amounts due under collaborative agreements, accounts payable, and accrued expenses approximate fair value because of their short-term nature. Investments at September 30, 2008 and 2007 are classified as available-for-sale securities and carried at fair market value. The fair value of the Company’s debt as of September 30, 2008 approximates the carrying value. The fair value is based on management’s estimate of current rates available to the Company for similar debt with the same remaining maturity.

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

During each of the years ended September 30, 2008, 2007 and 2006, the Company derived a majority of its revenue from one customer (See Note 6).

Revenue Recognition—The Company recognizes revenues in accordance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (“SAB No. 104”). SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectibility is reasonably assured. For arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets, the Company follows the guidance of Emerging Issues Task Force (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables, or EITF No. 00-21. In accordance with SAB No. 104 and EITF No. 00-21, the elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the collaborator and whether there is objective and reliable evidence of the fair value of the undelivered obligation(s). The consideration received is allocated among the separate units either on the basis of each unit’s fair value or using the residual method, and the applicable revenue recognition criteria are applied to each of the separate units.

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

The Company recognizes revenue from milestone payments when earned, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement and (ii) the

PHARMASSET, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Company does not have ongoing performance obligations. Milestone payments are considered substantive if all of the following conditions are met: the milestone payment is non-refundable; achievement of the milestone was not reasonably assured at the inception of the arrangement; substantive effort is involved to achieve the milestone; and the amount of the milestone appears reasonable in relation to the effort expended, the other milestones in the arrangement and the related risk associated with the achievement of the milestone. Any amounts received under the agreements in advance of performance, if deemed substantive, are recorded as deferred revenue and recognized as revenue as the Company completes its performance obligations.

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

Stock-Based Compensation—On October 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”). This Statement is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and its related implementation guidance. SFAS 123R requires companies to recognize stock compensation expense for awards of equity instruments to employees based on grant-date fair value of those awards (with limited exceptions). The Company adopted SFAS 123R using the modified prospective method, which results in recognition of compensation expense for all share-based awards granted or modified after October 1, 2006 as well as all unvested awards outstanding at the date of adoption. The cost is recognized as compensation expense over the life of the instruments, based upon the grant date fair value of the equity or liability instruments issued. The adoption of SFAS 123R resulted in stock compensation expense and therefore an increase in the loss before income taxes of $1,552,690, or $0.10 per share during the year ended September 30, 2007. In accordance with EITF-96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” equity instruments granted to consultants are periodically valued and recorded as stock compensation expense as the equity instrument vests.

Stock-based compensation expense is included in both research and development expenses and in general and administrative expenses in the statements of operations and comprehensive net loss. Since the Company’s stock was not publicly traded prior to April 27, 2007, the expected volatility was calculated for each date of grant based on the “peer method.” The Company identified companies that trade publicly within the pharmaceutical industry that have similar SIC codes, employee count and revenues. The Company had chosen the weekly high price volatility for these companies for a period of five years. Effective October 1, 2006, the Company has used the weekly high price for these companies for a period of six years to coordinate with the expected term calculated pursuant to SAB 107 issued by the SEC.

PHARMASSET, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Year Ended September 30, 2006
Net loss attributable to common stockholders as reported	$(12,437)
Add: stock based compensation expense included in reported net loss	477
Deduct: stock-based compensation expense determined under fair value method	(1,484)

Pro forma net loss	$(13,444)

Net loss per share as reported:
Basic and diluted	$(1.19)

Pro forma net loss per share:
Basic and diluted	$(1.29)

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

On October 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). Under FIN 48, the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts.

As a result of the adoption of FIN 48, there were no changes to the Company’s deferred tax assets as of October 1, 2007. The total amount of unrecognized tax benefits at October 1, 2007 was $126,000, all of which would favorably impact the Company’s effective tax rate if recognized. Since the unrecognized tax benefit has not been utilized on the Company’s tax returns, there is no liability recorded on the balance sheets. The Company does not have any interest or penalties accrued related to tax positions at adoption of FIN 48. In the event the Company determines that accrual of interest or penalties are necessary in the future, the amount will be presented as a component of income taxes.

Preferred Stock Accretion—Prior to the conversion of all of the Company’s redeemable convertible preferred stock into common stock in May 2007 when the Company completed its IPO, the Company used the interest method to increase the carrying amount of its redeemable convertible preferred stock on each balance sheet date, so that the carrying amount, initially the fair value of the security on the date of issue, would equal the redemption amount at the earliest redemption date. These periodic increases to the carrying amount also used the

PHARMASSET, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

interest method to include amounts representing dividends not currently declared or paid, but which will be payable under the redemption features had they been still accrued and unpaid at the redemption date (See Note 9).

Comprehensive Net Income (Loss)—Components of comprehensive income (loss) include net income (loss) and unrealized gain (loss) on available-for-sale securities, net of tax. Comprehensive income (loss) is represented in the statements of operations and comprehensive net income (loss).

Net Income (Loss) Per Common Share—Basic net income (loss) per common share is calculated by dividing net income(loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares and other dilutive securities outstanding during the period. Dilutive potential common shares resulting from the assumed exercise of outstanding stock options and warrants are determined based on the treasury stock method.

	Years Ended September 30,
	2008	2007	2006
	(In thousands, except per share amounts)
Numerator:
Net loss attributable to common stockholders	$(54,658)	$(6,840)	$(12,437)

Denominator:
Weighted average common shares outstanding used in calculation of basic net loss per share	21,808	14,990	10,462
Effect of dilutive securities:
Common stock options	—	—	—
Common stock warrants	—	—	—
Preferred stock	—	—	—
Preferred stock warrants	—	—	—

Weighted average common shares outstanding used in calculation of diluted net loss per share	21,808	14,990	10,462

Net loss attributable to common stockholders per share:
Basic	$(2.51)	$(0.46)	$(1.19)

Diluted	$(2.51)	$(0.46)	$(1.19)

The following table summarizes the securities outstanding at the end of each period with the potential to become common stock that have been excluded from the computation of diluted net income (loss) attributable to common stockholders per share, as their effect would have been anti-dilutive.

	Years Ended September 30,
	2008	2007	2006
	(In thousands)
Preferred stock	—	—	9,991
Preferred stock warrants	—	—	1,151
Common stock warrants	116	66	—
Options to purchase common stock	2,372	2,101	2,376

Total	2,488	2,167	13,518

PHARMASSET, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Recently Issued Accounting Standards—In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS 157 is not expected to have a material impact on the Company.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company.

In June 2007, the Emerging Issues Task Force reached a consensus on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-3”). Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided. This issue effects financial statements issued for fiscal years beginning after December 15, 2007, and earlier application is not permitted. This consensus is to be applied prospectively for new contracts entered into on or after the effective date. The adoption of EITF 07-3 is not expected to have a material impact on the Company.

In December 2007, the EITF reached a consensus on Issue No. 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”). The EITF concluded on the definition of a collaborative arrangement and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19 and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated and the terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF 07-1 applies to the entire collaborative agreement. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. The Company is currently evaluating the requirements of EITF 07-1; however, it does not believe that its adoption will have a significant impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” (“SFAS 141R”) which changes the accounting for business acquisitions. SFAS 141R requires the acquiring entity in a business

PHARMASSET, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS 141R is not expected to have a material impact on the Company.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” (“SFAS 160”) which establishes new standards governing the accounting for and reporting of noncontrolling interests (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decrease in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also requires changes to certain presentation and disclosure requirements. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The provisions of the standard are to be applied to all NCIs prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively to all periods presented. The adoption of SFAS 160 is not expected to have a material impact on the Company.

3. RELATED PARTY TRANSACTIONS

Agreements related to Dr. Raymond Schinazi, a founder and former director—Dr. Schinazi is one of the Company’s founders and served as a director of the Company from 1998 until June 2005 and as an executive director of the Company from 1998 until June 2004. As of September 30, 2008, he and his affiliates beneficially owned 10.7% of the Company’s capital stock. In February 2006, the Company entered into several agreements with Dr. Schinazi, which are described below.

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

License Agreement with RFS Pharma LLC—As of February 10, 2006, the Company entered into a license agreement with RFS Pharma LLC to pursue the research, development and commercialization of an antiviral

PHARMASSET, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

nucleoside analog product candidate called DOT. Under this agreement, the Company paid to RFS Pharma LLC an upfront payment of $400,000 and the Company may also pay up to an aggregate of $3.9 million in future milestone payments related to development and regulatory events, royalties on future sales, and expense reimbursements in specified circumstances. Additionally, this license agreement provides for specified amounts of DOT drug substance to be purchased by the Company from RFS Pharma LLC for up to $82,000. The Company may terminate the license agreement on a country-by-country basis and/or product-by-product basis or in its entirety at any time upon 30 days advance written notice to RFS Pharma LLC prior to the launch of any licensed product, or upon 180 days advance written notice to RFS Pharma LLC following the launch of any licensed product. Additionally, upon a material breach of this agreement by either party, if the breaching party fails to cure the material breach during a 90-day period after notice of the breach has been provided, then the non-breaching party may terminate the agreement on a country-by-country or product-by-product basis with respect to the country(ies) and licensed product(s) to which the breach relates.

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

License Agreements with Emory University—In 1998, the Company entered into various license agreements with Emory University to pursue the research, development and commercialization of various licensed compounds (including Racivir and DFC) and related technologies. The Company and Emory University will share in the proceeds, if any, received by the Company related to the development, sublicensing and commercialization of the licensed compounds, including milestone payments, fees, and royalties. Dr. Schinazi is an employee of Emory University and a named inventor of Racivir, DFC and certain of the other licensed compounds and related technologies and may receive a percentage of the milestone payments, fees and royalties paid by the Company to Emory University. In connection with several of these license agreements, the Company issued to Emory University 179,973 shares of redeemable common stock. Such amount was expensed to the statements of operations and comprehensive net loss for the year ended December 31, 1998 and the 179,973 shares of redeemable common stock were converted into 179,973 shares of common stock on May 2, 2007 when the Company completed the IPO.

Consulting Agreement—In June 2005, the Company entered into a consulting agreement with Michael K. Inouye, a member of the Board of Directors. During the years ended September 30, 2008, 2007 and 2006, the Company paid $0, $0, and $9,700, respectively, to Mr. Inouye.

PHARMASSET, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

4. INVESTMENTS

Available-for-sale investments as of September 30, 2008, consist of a corporate bond that matures on January 26, 2009. The following table summarizes the fair value, gross unrealized holding gain (loss), and cost basis as of September 30, 2008 and 2007.

	Fair Value	Gross Unrealized Holding Gain (Loss)	Cost
September 30, 2008
Corporate Bond	$497,310	$(2,604)	$499,914

September 30, 2007
Corporate Bonds	$1,252,113	$4,405	$1,247,708

5. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	As of September 30,
	2008	2007
	(In thousands)
Accrued compensation	$1,161	$790
Accrued accounting fees	—	69
Accrued legal fees	984	700
Accrued license fees	—	1,195
Accrued clinical trial expenses	3,367	2,309
Other accrued expenses	670	450

	$6,182	$5,513

6. CONTRACT REVENUE AGREEMENTS

The following is a reconciliation between cash payments received and receivable under contract revenue agreements and contract revenues reported:

	Years Ended September 30,
	2008	2007	2006
	(In thousands)
Cash received/receivable	$—	$20,425	$2,548
Deferred	—	(375)	(2,500)
Amortization	1,857	1,959	5,377

Revenues	$1,857	$22,009	$5,425

The Company recorded revenues from the collaboration agreement with Roche comprising 100%, 99.8% and 39.3% of total revenues during the fiscal years ended September 30, 2008, 2007 and 2006. The Company recorded revenues from the collaboration agreement with Incyte Corporation comprising 0.0%, 0.0% and 59.8% of total revenues during the fiscal years ended September 30, 2008, 2007 and 2006, respectively. No other customer accounted for 10% or more of the Company’s total revenues in the periods presented herein.

PHARMASSET, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Roche—In October, 2004, the Company entered into a collaboration and license agreement with Roche to develop PSI-6130, PSI-6130 pro-drugs and chemically related nucleoside polymerase inhibitors for all indications, including the treatment of chronic HCV infections. Roche paid the Company an up-front payment of $8.0 million and has agreed to pay future research and development costs. The up-front payment was recorded as deferred revenue and is being amortized over the estimated development period. Roche has also agreed to make milestone and commercialization payments to the Company for PSI-6130 and its pro-drugs, the lead nucleoside compound of the collaboration, assuming successful development and marketing in Roche’s territories. The portion of the above payments recorded as deferred revenue on the Company’s balance sheets as of September 30, 2008 and 2007 was $5.7 million and $7.6 million, respectively.

In addition, the Company will receive royalties paid as a percentage of total annual net product sales, if any, and the Company will be entitled to receive one time performance payments should net sales from the product exceed specified thresholds.

The Company granted Roche worldwide rights, excluding Latin America and Korea, to PSI-6130 and its related compounds. The Company retained certain co-promotion rights in the United States. The Company will be required to pay Roche royalties on net product sales, if any, in the territories the Company has retained. Roche will fund research related to the collaboration. Roche will fund and the Company will be responsible for preclinical work, the IND filing, and the initial clinical trial, and Roche may manage other preclinical studies and clinical development. Roche has reimbursed the Company for $5.1 million, $4.2 million, and $4.7 million during the fiscal years ended September 30, 2008, 2007 and 2006, respectively, under this agreement.

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

On April 3, 2006, Incyte announced its decision to discontinue its development of DFC. Along with its decision, Incyte terminated the collaborative and license agreement it entered into with Pharmasset and returned its rights related to DFC to the Company. Since the upfront payment noted above was non-refundable, the termination of the collaborative and license agreement by Incyte resulted in immediate recognition of the

PHARMASSET, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

remaining deferred revenue (relating to this upfront payment) as revenues. The Company has analyzed the preclinical and clinical data on DFC generated by Incyte. A path for the further development of DFC has not yet been identified.

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

7. IN-LICENSE AGREEMENTS

Boehringer Ingelheim Chemicals, Inc.—On August 8, 2008, the Company entered into a manufacturing services agreement with Boehringer Ingelheim Chemicals, Inc. (“BICI”) for the manufacture of clinical supplies of the active pharmaceutical ingredient (“API”) of clevudine. In addition to covering the clinical supply of the API, the Manufacturing Services Agreement also contains terms related to any eventual commercial manufacture and supply of the API by BICI. The Manufacturing Services Agreement has an initial term of five years and at the Company’s option may be extended for an additional three years, and under certain circumstances, may be terminated by either the Company or BICI in advance of the expiration of its term. The Company also entered into a license agreement with BICI pursuant to which BICI granted the Company a non-exclusive, worldwide, perpetual, royalty-free license, with the right to sublicense to contract manufacturing organizations solely for the purpose of manufacturing the API on behalf of the Company, to use and practice certain BICI technology related to the manufacture of the API (the “License”). The Company agreed that in exchange for the License, and in addition to certain cash payments it will pay to BICI, the Company will, for a period of time after one or more products incorporating the API have been approved for commercialization by the FDA, source a certain minimum amount of its commercial requirements for the API exclusively from BICI.

Bukwang Pharmaceutical Company Ltd.—In June 2005, the Company entered into a collaboration and license agreement with Bukwang Pharm. Co., Ltd. (“Bukwang”) to develop and commercialize clevudine. Bukwang granted the Company exclusive rights to develop, manufacture, and market clevudine in North America, Europe, Central and South America, the Caribbean, and Israel. Bukwang retained rights to the rest of the world, excluding those Asian territories which were licensed to Eisai Company Ltd. (“Eisai”) in November 2004.

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

PHARMASSET, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

PHARMASSET, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

8. VENTURE LOAN AND SECURITY AGREEMENT

On September 30, 2007, the Company entered into a Loan Agreement that allowed the Company to borrow up to $30.0 million in $10.0 million increments (“Loan Agreement”). The Company borrowed the first and second $10.0 million increments by signing two Secured Promissory Notes (“Notes”) on October 5, 2007 and March 28, 2008, respectively, and is currently negotiating to borrow an additional $3.3 million under the Loan Agreement. The Notes bear interest at 12% and are to be repaid over a 45-month period with the first 15 monthly payments representing interest only followed by 30 equal monthly payments of principal and interest. The principal monthly repayments on the first $10.0 million begin on March 1, 2009 and end on August 1, 2011. The principal monthly repayments on the second $10.0 million begin on August 1, 2009 and end on January 1, 2012. Total principal repayments of the two Notes amount to $2.7 million in fiscal 2009, $7.6 million in fiscal 2010, $8.2 million in fiscal 2011, and $1.5 million in fiscal 2012. Prepayment of the loans made pursuant to the Loan Agreement is subject to penalty and substantially all of the Company’s tangible and intangible assets (except for intellectual property) are collateral for the Loan Agreement.

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

PHARMASSET, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

In conjunction with entering into the Loan Agreement, the Company granted warrants to the lender to purchase shares of the Company’s common stock (See Note 9). Since these warrants were granted in conjunction with entering into the Loan Agreement and with the intention of executing promissory notes, the relative fair value of the warrant was recorded as equity and deferred interest as the warrants became exercisable and the deferred financing costs and debt discount are being amortized over the term of the promissory notes using the effective interest method.

9. STOCKHOLDERS’ EQUITY (DEFICIT), REDEEMABLE STOCK CONVERSIONS, AND WARRANTS

Common Stock—As of September 30, 2008, the Company had 100,000,000 shares of common stock authorized with a par value of $0.001 and the Company had reserved 2,371,861 shares of common stock for issuance upon the exercise of outstanding common stock options. Also, 650,795 shares of the Company’s common stock were reserved for future grants of stock options (or other similar equity instruments) under the Company’s 2007 Equity Incentive Plan as of September 30, 2008. In addition, 116,183 shares of the Company’s common stock were reserved for future exercise of outstanding warrants as of September 30, 2008.

During fiscal 2007, 13,333 shares of common stock were purchased at a fair value of $9.0 per share. Such shares were immediately retired.

Registered Direct Public Offering—On July 21, 2008, the Company completed a registered direct public offering of 1,450,000 shares of its common stock to a select group of institutional investors at a price of $17.85 per share, resulting in $24.1 million in net proceeds after deducting placement agent fees and offering expenses. The Company intends to use the net proceeds from the sale of the shares for general corporate purposes, which may include, but are not limited to, the acquisition of assets or businesses that are complementary to its existing business, the funding of clinical trials and the funding of in-licensing agreements for product candidates, additional technologies or other forms of intellectual property.

Initial Public Offering—On May 2, 2007, the Company completed an IPO of 5,050,000 shares of its common stock (including the underwriters’ exercise of a portion of their over-allotment option) at a public offering price of $9.00 per share. Net cash proceeds from the IPO were $40.7 million after deducting offering costs paid during fiscal 2007 and $39.1 million after deducting additional offering costs paid in fiscal 2006.

Redeemable Stock Conversions—In conjunction with the completion of the IPO on May 2, 2007, and pursuant to the amended and restated by-laws of the Company, all outstanding shares of redeemable convertible preferred stock (Series B, C, D and R—See Note 10) were converted into an aggregate of 2,432,569 shares of common stock as follows:

Preferred Stock Series	Amount of Common Shares
Series B	245,331
Series C	250,120
Series D	1,670,452
Series R	266,666

2,432,569

In addition, holders of the Series D redeemable convertible preferred stock (See Note 10) were entitled to receive quarterly dividends at a rate equal to 7.5% per annum of the purchase price per share. Such dividends accrued from February 4, 2006 through May 2, 2007, the closing date of the IPO, and were paid out in the form

PHARMASSET, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

of 131,864 shares of common stock. Also, all outstanding shares of redeemable common stock and Series A convertible preferred stock were converted into 213,306 and 1,759,808 shares of common stock, respectively on May 2, 2007.

Warrants—In conjunction with entering into a Loan Agreement (See Note 8), the Company granted a warrant to the lender to purchase up to 149,377 shares of the Company’s common stock at a price of $12.05. The warrants are immediately exercisable (as of September 30, 2007) for 66,390 shares of common stock and warrants to purchase an additional 49,793 shares of common stock became exercisable on March 28, 2008, the date the Company executed a second promissory note with the lender in the amount of $10.0 million. The warrants expire seven years from the date of grant or upon a change of control as defined in the Loan Agreement. The fair value of the warrants were calculated using the Black-Scholes warrant-pricing methodology and the relative fair values were recorded as equity and deferred interest as the warrants became exercisable.

During fiscal 2007, the Series D-1 warrants originally granted in August 2004 (see Note 10) were exercised in full in connection with the IPO on a “net exercise” basis, which resulted in the Company issuing 822,689 shares of common stock to the warrant holders. Warrants to purchase up to 470,588 shares of Series R-1 redeemable convertible preferred stock granted in conjunction with Roche’s purchase of 400,000 shares of the Company’s Series R redeemable convertible preferred stock expired without exercise on October 26, 2006.

Preferred Stock Accretion—Preferred stock accretion was $1,775,684 and $1,110,973 during the years ended September 30, 2007 and 2006, respectively. The accretion recorded during 2007 includes $1.0 million of accretion to bring the carrying amounts of the redeemable convertible preferred stock to their redemption values as of May 2, 2007, the date the Company completed the IPO and converted all of its redeemable convertible preferred stock outstanding into common stock.

10. REDEEMABLE STOCK AND WARRANTS

During the fiscal year ended September 30, 2007, the Series D-1 Warrants were exercised in full, and the Series R-1 Warrants expired without exercise. Also, the Series A Convertible Preferred Stock, the Series B, C, D and R redeemable convertible preferred stock, and the redeemable common stock were converted into common stock on May 2, 2007, the date the Company completed its IPO (See Note 9).

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

PHARMASSET, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

PHARMASSET, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

PHARMASSET, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

11. STOCK COMPENSATION

The Company’s 1998 Stock Plan (“1998 Plan”), as amended, was originally adopted by its board of directors during 1998 and subsequently amended in 2000, 2004 and 2006. A maximum of 3,517,015 shares of the Company’s common stock are authorized for issuance under the 1998 Plan. The purpose of the 1998 Plan is to provide an incentive to officers, directors, employees, independent contractors and to other persons who provide significant services to the Company. Upon the closing of the IPO, which occurred on May 2, 2007, the Company adopted the 2007 Equity Incentive Plan (“2007 Plan”). Upon the adoption of the 2007 Plan, no additional awards will be issued under the 1998 Plan and the shares remaining for future grant under the 1998 Plan were transferred to the 2007 Plan. As of September 30, 2008, 650,795 shares of the Company’s common stock were reserved for future grants of stock options, stock appreciation rights, restricted stock, deferred stock, restricted stock units, performance shares, phantom stock and similar types of stock awards as well as cash awards. Options granted under the 2007 Plan may be either “incentive stock options,” as defined under Section 422 of the Code or nonstatutory stock options. Options granted under the 2007 Plan shall be at per share exercise prices equal to the fair value of the shares on the dates of grant. The 2007 Plan will terminate in fiscal 2017 unless it is extended or terminated earlier pursuant to its terms.

PHARMASSET, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Stock Options—The assumptions used and weighted-average information for employee and director grants for the years ended September 30, 2008, 2007 and 2006 are as follows:

	Years Ended September 30,
	2008	2007	2006
Risk free interest rate	4.01%	4.55%	4.78%
Expected dividend yield	0.0%	0.0%	0.0%
Expected lives (years)	6.03	5.94	5.00
Expected volatility	56.76%	54.33%	53.10%
Weighted-average fair value of options granted	$8.33	$2.79	$1.98

Generally, stock options granted under these plans have a contractual life of ten years and vest pro rata over a four year term. A summary of the Company’s stock option activity during the year ended September 30, 2008 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding—September 30, 2007	2,101,273	$4.01
Granted	904,600	$14.67
Exercised	(616,846)	$4.28
Forfeited	(17,166)	$8.83

Outstanding—September 30, 2008	2,371,861	$7.97

Exercisable—September 30, 2008	1,117,609	$4.31

The range of exercise prices of stock options outstanding at September 30, 2008 was $1.50 to $32.00. The weighted average remaining contractual life of stock options outstanding at September 30, 2008 was 7.62 years. The total intrinsic value of options exercised during the year ended September 30, 2008 was $9,119,449. The Company recognized compensation expense of $2,758,062, $1,552,690, and $454,078 during the years ended September 30, 2008, 2007 and 2006, related to stock options issued to non-employees and employees. As of September 30, 2008 and 2007, $6,821,109 (including $5,981,822 resulting from the adoption of SFAS 123R) and $3,500,662 (including $1,977,912 resulting from the adoption of SFAS 123R), respectively, of deferred stock-based compensation expense related to employee stock options remained unamortized. The unamortized amount of $5,981,822 as of September 30, 2008 has a weighted-average period of approximately 1.55 years to be recognized.

Outstanding as of September 30, 2008				Exercisable as of September 30, 2008
Number of Options	Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
73,334	$1.50–$ 2.99	0.66	$1.50	73,334	$1.50
1,211,741	$3.00–$ 4.49	6.97	$3.46	849,766	$3.31
37,167	$4.50–$ 5.99	8.31	$5.46	19,678	$5.44
54,602	$6.00–$ 7.49	3.56	$6.47	54,602	$6.47
100,417	$7.50–$10.49	8.53	$8.98	77,729	$8.97
739,600	$10.50–$15.00	9.09	$13.69	15,000	$13.67
154,000	$15.01–$29.99	9.70	$19.36	27,500	$19.24
1,000	$30.00–$45.00	9.31	$32.00	—	$—

PHARMASSET, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

As of September 30, 2008, there were 2,261,090 options outstanding that were either vested or expected to vest in the future, of which 1,117,609 options were currently exercisable, with weighted average exercise prices of $7.77 and $4.31 per share, aggregate intrinsic values of $27,585,839 and $17,487,784, and weighted average remaining contractual terms of 7.56 and 6.35 years, respectively.

Restricted Stock—During the fiscal year ended September 30, 2008, the Company issued a total of 40,666 shares of restricted stock to its non-employee directors and to a non-employee (consultant). The restricted stock issued to each non-employee Director vests on July 16, 2009, as long as the director continues to serve on the Company’s Board of Directors on that date. The restricted stock issued to the non-employee (consultant) vests quarterly over a four year period. As of September 30, 2008, holders were vested in 11,666 of the 40,666 restricted shares outstanding, leaving a total of 29,000 restricted shares unvested as of year end.

With regard to the restricted stock granted to the non-employee Directors, the fair value of the restricted stock issued was determined using the closing price of the Company’s common stock as reported on the Global Market of The NASDAQ Stock Market LLC (“NASDAQ”) on the date of grant and is recognized as stock-based compensation expense evenly over the vesting period. The weighted average fair value of these shares as of the grant date was $20.01 per share.

With regard to the restricted stock granted to the non-employee (consultant), stock-based compensation expense equal to the fair value of the restricted shares that vest is recorded on a quarterly basis over the vesting period. The fair value of each of the restricted shares that vest is equal to the fair value of a share of the Company’s common stock as of each vesting date.

The Company recognized compensation expense of $175,644 during the year ended September 30, 2008 related to restricted stock issued to its non-employee directors and to the non-employee (consultant). Unrecognized compensation expense for the restricted shares granted to the non-employee directors was $274,442 at September 30, 2008. This amount will be recognized over the remaining vesting period of the restricted shares.

Valuation of Privately-Held Company Stock Options Issued as Compensation—During the years ended September 30, 2008, 2007 and 2006, the Company granted stock options to employees and directors at exercise and purchase prices deemed by the board of directors to be equal to the fair value of the common stock at the time of grant. Prior to January 1, 2006, the fair value of the common stock at the time of grant was determined by the board of directors at each stock option measurement date based on a variety of factors, including the Company’s financial position and historical financial performance, the status of developments within the Company, the composition and ability of the current research and development and management team, an evaluation and benchmark of the Company’s competitors, the current climate in the marketplace, the illiquid nature of the common stock, arm’s length sales of the Company’s capital stock (including redeemable convertible preferred stock), the effect of the rights and preferences of the preferred stockholders, and the prospects of a liquidity event, among others. In preparation for the Company’s planned initial public offering, a retrospective analysis of the fair value of the common stock at option grant dates during 2005 using the methodology favored by the guidelines of the American Institute of Certified Public Accountants (“AICPA”) titled “Valuation of Privately-Held Company Equity Securities Issued as Compensation” was performed by management. The methodology developed at that time has subsequently been applied by management to the valuation of all employee stock options granted since 2005 through April 11, 2007, the date on which the last options were granted prior to April 27, 2007 when the Company’s stock began trading on NASDAQ. The Company has not relied on an independent appraiser for stock option valuations because the Company used a methodology developed in accordance with AICPA guidelines and relied on the experience of management and

PHARMASSET, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

members of its board of directors. Factors taken into consideration by this methodology include the judgment of management as to the probability of executing a successful initial public offering; the liquidation preferences of the Company’s preferred stock; the net balance of the Company’s cash, cash equivalents and short term investments; and the present value of the Company’s product candidates as estimated, when available, from the market value of publicly traded companies developing comparable product candidates, and when this was not available, by a discounted cash flow (“DCF”) analysis based on cost and revenue estimates provided by third party clinical research organizations, marketing consultants and management and using discount rates provided by an independent appraiser.

The application of the Company’s methodology for determining the fair value of the Company’s common stock at each issuance date from January 1, 2006 through April 11, 2007 is discussed below:

Between May 24, 2006 and July 10, 2006, the Company granted 447,400 options to employees and members of the Company’s board of directors. The Company’s technology value as a private company was based on clevudine alone due to the early stage of development of R7128 and Racivir. A DCF analysis of clevudine was used due to the absence of a comparable program with an identifiable public market value. The value of the Company’s common stock to a private investor was then calculated by adding this private technology value to the Company’s net cash balance and subtracting the liquidation preference payments that would be made to the holders of the Company’s preferred stock out of the proceeds of a private sale of the Company prior to any participation in the proceeds by holders of the Company’s common stock. This process resulted in an estimate of the value of the Company’s common stock as a private company of $3.87 per share, which the Company’s board of directors deemed to be the appropriate fair value at which to set the exercise price of the options issued at that time. The theoretical value of the Company’s common stock had it been publicly traded at that time was calculated by applying a premium, based on published academic research, to the Company’s private technology value, to account for the value of the liquidity of a publicly traded stock, and adding the Company’s net cash balance. No subtraction was made for liquidity preferences, since all the preferred stock was convertible to common stock upon an IPO. This process resulted in an estimate of the theoretical public price of the Company’s common stock, based on clevudine alone, of $8.30 per share. The fair value of the Company’s common stock used for financial reporting purposes was a weighted average of the private and public values, with the weights equal to the probability of executing a successful initial public offering versus a private sale of the Company, as estimated by management with the advice of investment bankers based on the recent experience of other biotechnology companies, market conditions and stockholder support for an initial public offering at that time. During this period, the probability of an IPO was considered to be 50%, resulting in a fair value of the Company’s common stock for financial reporting purposes of $6.09 per share.

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

PHARMASSET, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

12. INCOME TAXES

Income tax expense was $0 during the years ended September 30, 2008, 2007 and 2006.

The reconciliation between the federal statutory rate of 34.0% and the Company’s effective tax rate is as follows:

	Years Ended September 30,
	2008	2007	2006
Federal tax	-34.0%	-34.0%	-34.0%
State tax	-3.9%	-4.0%	-4.0%
Change in valuation allowance	36.3%	28.9%	36.5%
Stock compensation	1.6%	8.8%	1.3%
Other	0.0%	0.3%	0.2%

Effective tax rate	0.0%	0.0%	0.0%

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

PHARMASSET, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Deferred tax assets and liabilities are determined based on the difference between financial statement and tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. The components of the deferred taxes consist of the following:

	As of September 30,
	2008	2007
	(in thousands)
Deferred tax assets:
Capitalized research and development	$1,219	$1,538
Net operating loss carryforwards	30,308	9,553
Payments received in collaborations	2,176	2,882
Licensing agreements	1,999	2,175
Stock compensation	684	449
Accrued liabilities	100	123
Research and development tax credits	138	138
Deferred rent	78	125
Depreciation	156	62

Gross deferred tax assets	36,858	17,045
Valuation allowance	(36,858)	(17,045)

Net deferred tax asset	$—	$—

As of September 30, 2008, the Company’s unrecognized tax benefits ($126,000 as of October 1, 2007) have not significantly changed. The Company does not expect any significant changes to the unrecognized tax benefits within 12 months of the reporting date.

The IRS could challenge tax positions taken by the Company for the periods for which there are open tax years. The Company is open to challenge for the periods of 2005-2007 from federal and state jurisdictions, and from 1998-2004 for foreign jurisdictions.

As of September 30, 2008, the Company has United States federal net operating loss carryforwards of approximately $88.0 million available to offset future taxable income, if any. Of the federal net operating losses, $8.8 million was generated from windfall tax benefit stock option deductions. The tax benefit of this portion of the net operating loss will be accounted for directly to equity as additional paid in capital as the stock option related losses are utilized. As of September 30, 2008, the Company also had research and development tax credits of approximately $138,159 available to offset future tax liabilities. The loss carryovers and the research and development tax credits expire over a period of 2020 to 2029. The Barbados net operating losses effectively do not carry over as the Company does not anticipate conducting future business in that country. The Company established a full valuation allowance on its net deferred tax assets as it is more likely than not that such tax benefits will not be realized.

Utilization of the NOLs and research and development tax credit carryforwards may be subject to a substantial limitation under Section 382 of the Internal Revenue Code of 1986 due to changes in ownership of the Company that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOL and research and development tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions which, combined with the purchasing

PHARMASSET, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

stockholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382. Due to the significant complexity and cost associated with a change in control study, and because there could be additional changes in control in the future, the Company has not formally assessed whether there has been one or more changes in control since the Company’s formation. If the Company has experienced a change of control at any time since Company formation, utilization of its NOL or research and development credit carryforwards would be subject to the limitation rules under Section 382. Any limitation may result in expiration of a portion of the NOL or research and development credit carryforwards before utilization which would reduce the Company’s gross deferred tax assets.

13. COMMITMENTS AND CONTINGENCIES

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

As of September 30, 2008, future payments under capital leases and minimum future payments under non-cancellable operating leases are as follows:

	September 30, 2008
	Capital Lease	Operating Leases
	(In thousands)
Fiscal 2009	$42	$835
Fiscal 2010	—	508

Total minimum payments required	42	$1,343

Less: Amounts representing interest	—

Minimum future payments of principal	42
Less: Current portion	(42)

Long-term portion	$—

Rent expense under operating leases was $867,935, $777,939, and $811,513 during the years ended September 30, 2008, 2007 and 2006, respectively. Rent expense of $29,140 during the year ended September 30, 2006, was paid to C.S. Family, LLC, a related party.

We may pay up to an aggregate of $4.5 million in milestone payments and certain cost reimbursements if we reach milestones related to development and regulatory events under our license agreement with RFS Pharma LLC. We also agreed to pay Emory University up to an aggregate of $1.0 million in future marketing milestone payments under our license agreement for DFC. Under our collaboration and license agreement with Bukwang, in the future we may pay up to an aggregate of $23.0 million in milestone payments related to development, regulatory and commercialization events. Under our license agreement with Emory University for Racivir, we agreed to pay Emory University up to an aggregate of $1.0 million in future marketing milestone payments. None of these potential future payments are included in our financial statements, as the payments are contingent on the achievement of milestones, which we have not yet achieved.

PHARMASSET, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

14. EMPLOYEE SAVINGS PLAN

The Company maintains a contributory employee savings plan (“401(k) Plan”) for its employees. Under the 401(k) Plan, the Company matches certain employee contributions at the discretion of the board of directors. Expense under the 401(k) Plan was $141,888, $122,263, and $55,876, during the years ended September 30, 2008, 2007 and 2006, respectively. On January 11, 2006, the Company elected to implement a new 401(k) Plan which provides for, among other things, a discretionary employer match of 50 cents on every dollar contributed by each employee under the plan up to a maximum annual amount of 6% of such employee’s salary up to a maximum annual match of $3,500 per employee, such discretionary match being made automatically unless action is taken by the compensation committee to cancel the match for a given year.

15. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables present unaudited quarterly financial data for the Company. The Company’s quarterly results of operations for these periods are not necessarily indicative of future results of operations.

	Three Months Ended
	Dec. 31, 2007	March 31, 2008	June 30, 2008	Sept. 30, 2008
	(in thousands, except per share data)
Revenues:	$464	$464	$464	$464
Net income (loss)	$(12,173)	$(12,136)	$(15,028)	$(15,321)
Net income (loss) attributable to common stockholders	$(12,173)	$(12,136)	$(15,028)	$(15,321)

Net income (loss) per common share:
Basic	$(0.57)	$(0.57)	$(0.69)	$(0.67)
Diluted	$(0.57)	$(0.57)	$(0.69)	$(0.67)

	Three Months Ended
	Dec. 31, 2006	March 31, 2007	June 30, 2007	Sept. 30, 2007
	(in thousands, except per share data)
Revenues:	$8,117	$5,464	$464	$7,964
Net income (loss)	$3,907	$(1,457)	$(5,862)	$(1,653)
Net income (loss) attributable to common stockholders	$3,623	$(1,744)	$(7,067)	$(1,653)

Net income (loss) per common share:
Basic	$0.35	$(0.16)	$(0.40)	$(0.08)
Diluted	$0.33	$(0.16)	$(0.40)	$(0.08)

Basic and diluted net loss per common share are identical since common equivalent shares are excluded from the calculation as their effect is antidilutive, except for the quarter ended December 31, 2006.

EXHIBIT INDEX

Exhibit Number	Description
10.23	Venture Loan and Security Agreement dated September 30, 2007 by and between the Registrant and Horizon Technology Funding V LLC

10.24†	Manufacturing Services Agreement dated August 8, 2008 between Pharmasset, Inc. and Boehringer Ingelheim Chemicals, Inc.

10.25†	License Agreement dated August 8, 2008 between Pharmasset, Inc. and Boehringer Ingelheim Chemicals, Inc.

23.1	Consent of Grant Thornton LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†—	Portions of this exhibit were omitted and filed separately with the Secretary of the SEC pursuant to a request for confidential treatment that has been filed with the SEC.