Form 10-Q
period 2008-12-31
Pharmasset Inc
filed 2009-02-09
CIK 1301081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    No  ☒

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of February 5, 2009 was 28,069,987.

PHARMASSET, INC.

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2008

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. The forward-looking statements are principally contained in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “potential,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. These forward-looking statements include statements about the following:

•	our product development efforts, in particular with respect to the clinical trial results and regulatory approval of clevudine, Racivir®, R7128, and PSI-7851;

•	the initiation, completion or success of preclinical studies and clinical trials;

•	clinical trial initiation and completion dates, anticipated regulatory filing dates and regulatory approval for our product candidates;

•	the commercialization of our product candidates;

•	our collaboration agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (collectively, “Roche”), including potential milestone and royalty payments thereunder;

•	our intentions regarding the establishment of collaborations or the licensing of product candidates or intellectual property;

•	our intentions to expand our capabilities and hire additional employees;

•	anticipated operating losses, future revenues, research and development expenses, and the need for additional financing; and

•	our financial performance.

Forward-looking statements reflect our current views with respect to future events and are subject to risks and uncertainties. We discuss many of the risks and uncertainties associated with our business in greater detail in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008 under the heading “Risk Factors.” Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. All forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q.

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

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PHARMASSET, INC.

CONDENSED BALANCE SHEETS

	As of December 31, 2008 (unaudited)	As of September 30, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$51,315,887	$63,073,103
Short-term investments	498,467	497,310
Amounts due from collaboration partner	906,072	1,169,690
Prepaid expenses and other assets	641,465	1,008,083

Total current assets	53,361,891	65,748,186

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
Laboratory, office furniture and equipment	3,541,633	3,362,846
Leasehold improvements	1,836,553	1,836,553

	5,378,186	5,199,399
Less accumulated depreciation and amortization	(2,681,396)	(2,432,325)

Total equipment and leasehold improvements, net	2,696,790	2,767,074
OTHER ASSETS	456,377	466,809

TOTAL	$56,515,058	$68,982,069

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$4,474,131	$2,651,592
Current portion of capital lease obligation	—	41,641
Accounts payable	3,708,060	2,466,052
Accrued expenses	6,060,141	6,182,417
Deferred rent	124,462	124,463
Deferred revenue	1,857,136	1,857,136

Total current liabilities	16,223,930	13,323,301
DEFERRED RENT	48,421	79,793
DEFERRED REVENUE	3,404,674	3,868,965
LONG-TERM DEBT, net	18,053,545	16,522,665

Total liabilities	37,730,570	33,794,724

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common Stock, $0.001 par value, 100,000,000 shares authorized, 23,390,862 and 23,340,498 shares issued and outstanding at December 31, 2008 (unaudited) and September 30, 2008, respectively	23,391	23,340
Warrants to purchase 127,248 and 116,183 shares of common stock for $12.05 per share, as of December 31, 2008, (unaudited) and September 30, 2008, respectively	1,229,767	1,140,114
Additional paid-in capital	147,600,186	145,818,439
Accumulated other comprehensive (loss) income	(1,515)	(2,604)
Accumulated deficit	(130,067,341)	(111,791,944)

Total stockholders’ equity	18,784,488	35,187,345

TOTAL	$56,515,058	$68,982,069

See notes to financial statements.

PHARMASSET, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE NET LOSS

(UNAUDITED)

	Three Months Ended December 31,
	2008	2007
REVENUES	$464,291	$464,291

COSTS AND EXPENSES:
Research and development	14,022,930	10,550,371
General and administrative	4,069,370	2,619,745

Total costs and expenses	18,092,300	13,170,116

OPERATING LOSS	(17,628,009)	(12,705,825)
INVESTMENT INCOME	109,524	896,402
INTEREST EXPENSE	(756,912)	(363,176)

LOSS BEFORE INCOME TAXES	(18,275,397)	(12,172,599)
PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(18,275,397)	$(12,172,599)

COMPREHENSIVE NET LOSS:
NET LOSS	$(18,275,397)	$(12,172,599)
UNREALIZED GAIN (LOSS) ON AVAILABLE-FOR-SALE INVESTMENTS	1,089	—

COMPREHENSIVE NET LOSS	$(18,274,308)	$(12,172,599)

NET LOSS ATTRIBUTABLE TO COMMON
STOCKHOLDERS PER SHARE:
BASIC	$(0.78)	$(0.57)
DILUTED	$(0.78)	$(0.57)
WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	23,369,487	21,263,668
DILUTED	23,369,487	21,263,668

See notes to financial statements.

PHARMASSET, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,275,397)	$(12,172,599)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	249,070	237,015
Non-cash stock compensation	1,400,877	810,063
Non-cash interest expense	131,259	69,416
Changes in operating assets and liabilities:
Amounts due from collaboration partner, prepaid expenses and other assets	619,080	(1,684,706)
Accounts payable	1,242,008	(1,571,753)
Accrued expenses	(122,276)	(2,338,340)
Deferred rent	(31,373)	(31,373)
Deferred revenue	(464,291)	(464,291)

Net cash used in operating activities	(15,251,043)	(17,146,568)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and leasehold improvements	(178,786)	(400,597)

Net cash used in investing activities	(178,786)	(400,597)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	3,333,333	10,000,000
Proceeds from exercise of stock options	380,921	305,248
Principal payments on capital lease obligations	(41,641)	(38,816)

Net cash provided by financing activities	3,672,613	10,266,432

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(11,757,216)	(7,280,733)
CASH AND CASH EQUIVALENTS—Beginning of period	63,073,103	68,745,694

CASH AND CASH EQUIVALENTS—End of period	$51,315,887	$61,464,961

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$625,653	$293,760
Noncash transactions:
Unrealized (loss) gain on available-for-sale investments	$1,089	$—
Warrants granted in connection with debt financing	$89,653	$—

See notes to financial statements.

Pharmasset, Inc.

Notes to Financial Statements (Unaudited)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business-Pharmasset, Inc. (“Pharmasset” or the “Company”) is a clinical-stage pharmaceutical company committed to discovering, developing and commercializing novel drugs to treat viral infections. The Company’s primary focus is on the development of oral therapeutics for the treatment of hepatitis B virus (“HBV”), hepatitis C virus (“HCV”) and human immunodeficiency virus (“HIV”). The Company currently has four product candidates: clevudine, which is in Phase 3 registration clinical trials for the treatment of HBV; R7128, a pro-drug of PSI-6130, which is advancing into a Phase 2b clinical trial for the treatment of HCV through a collaboration with F. Hoffmann-La Roche Ltd and Hoffmann- La Roche Inc. (collectively, “Roche”); PSI-7851, which has completed initial preclinical safety studies, is expected to initiate a Phase 1 clinical trial to study safety and pharmacokinetics in healthy volunteer subjects during the first calendar quarter of 2009; and Racivir, which is being developed for the treatment of HIV in combination with other approved HIV drugs and has completed a Phase 2 clinical trial. The Company has also identified proprietary, next-generation HCV development candidates that are being evaluated for advancement into clinical development. We are continuing to research a series of pyrimindine and purine compounds to identify next-generation HCV product candidates that might be used in proprietary combination treatments for HCV. The Company’s research and development efforts focus on a class of compounds known as nucleoside analogs, which act to inhibit the natural enzymes required for viral replication. The Company is applying its expertise in nucleoside chemistry to the discovery and development of additional antiviral therapeutics. The Company is subject to risks common to companies in the pharmaceutical industry including, but not limited to, risks and uncertainties relating to product development, protection of proprietary intellectual property, compliance with government regulations, dependence on key personnel, the need to obtain additional financing, uncertainty of market acceptance of products, and product liability. (See Part II, Item 1A. – Risk Factors for additional information.)

Basis of Presentation-The Company was incorporated as Pharmasset, Ltd. on May 29, 1998 under the laws of Barbados. The Company redomiciled under the laws of Delaware on June 8, 2004, as Pharmasset, Inc., and Pharmasset, Ltd. was discontinued on June 21, 2004. Pharmasset, Inc., then-existing as a Georgia corporation incorporated on June 5, 1998 and the only subsidiary of Pharmasset, Ltd., was merged with and into the Delaware corporation on July 23, 2004.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, which include normal recurring adjustments, necessary to present fairly the Company’s interim financial information. The accompanying unaudited condensed financial statements and notes to the condensed financial statements should be read in conjunction with the audited financial statements for the fiscal year ended September 30, 2008 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on December 11, 2008.

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

Investments —The Company invests available cash primarily in mutual and money market funds, bank certificates of deposit and investment-grade commercial paper, corporate notes, and government securities. All investments are classified as available-for-sale and are carried at fair market value with unrealized gains and losses recorded in accumulated other comprehensive (loss) income. For purpose of determining realized gains and losses, the cost of securities sold is based on specific identification.

Deferred Offering Costs —Costs incurred in connection with an equity offering are deferred and upon completion of the equity offering, are applied against the proceeds from the offering.

Deferred Financing Costs —Costs incurred in connection with debt offerings are deferred (and included in prepaid expenses and other current assets and other (long-term) assets on the balance sheet), and amortized as interest expense over the term of the related debt using the effective interest method. The amortization expense is included in interest expense in the statements of operations and comprehensive net (loss) income.

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

Intangible Assets — Intangible assets consist of a technology license which gives the Company the right to sublicense certain technology to contract manufacturing organizations for the purpose of manufacturing an active pharmaceutical ingredient on behalf of the Company. The technology license is being amortized on a straight-line basis over an estimated useful life of five years. The estimated useful life of five years was determined based on the consideration of several factors including the nature of the asset, its expected use, length of the agreement and the period over which benefits are expected to be received from the use of the asset. Intangible assets are included in “Other assets” on the Balance Sheets.

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

Fair Value of Financial Instruments —On October 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines and establishes a framework for measuring fair value and expands disclosures about fair value instruments. In accordance with SFAS 157, the Company has categorized its financial assets, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy as set forth below. The Company does not have any financial liabilities that are required to be measured at fair value on a recurring basis. If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Financial assets recorded on the balance sheets are categorized based on the inputs to the valuation techniques as follows:

•

Level 1 – Financial assets whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market which the company has the ability to access at the measurement date (examples include active exchange-traded equity securities and most U.S. Government and agency securities).

•

Level 2 – Financial assets whose value are based on quoted market prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets.

•

Level 3 – Financial assets whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset.

As of December 31, 2008, the Company did not have any Level 2 or 3 financial assets and the Company’s Level 1 financial assets were as follows:

Level 1
(in thousands)
Money Fund Account	$2,457
Mutual Funds (invested in short-term U.S. Treasury Obligations)	48,859
International Bonds	498

Total	$51,814

Concentrations of Credit Risk, Suppliers and Revenues —The Company’s financial instruments that potentially subject it to concentrations of credit risk are cash and cash equivalents, and investments. The Company invests cash that is not currently being used in operations in accordance with its investment policy. The policy allows for the purchase of low-risk, investment grade debt securities issued by the United States government and highly-rated banks and corporations, subject to certain concentration limits. The policy allows for maturities that are not longer than two years for individual securities and an average of one year for the portfolio as a whole.

The Company relies on certain materials used in its development process, some of which are procured from a single source. The failure of a supplier, including a subcontractor, to deliver on schedule could delay or interrupt the development process and thereby adversely affect the Company’s operating results.

For the three months ended December 31, 2008 and 2007, the Company derived all of its revenues from one customer (see Note 4).

Revenue Recognition —The Company recognizes revenues in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (“SAB 104”). SAB No. 104 requires that four basic criteria be met before revenue can be recognized: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectability is reasonably assured. For agreements containing multiple elements, the Company follows the guidance in Financial Accounting Standards Board’s (“FASB”), Emerging Issue Task Force (“EITF”) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF No. 00-21”). In accordance with SAB No. 104 and EITF No. 00-21, the elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the collaborator and whether there is objective and reliable evidence of the fair value of the undelivered obligation(s). The consideration received is allocated among the separate units either on the basis of each unit’s fair value or using the residual method, and the applicable revenue recognition criteria are applied to each of the separate units.

The Company’s revenues are primarily related to its collaboration agreements. These agreements provide for various types of payments to the Company, including non-refundable upfront license fees, research and development payments, and milestone payments.

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

Research and Development Expenses —Research and development expenses consist primarily of salaries and related personnel expenses, fees paid to external service providers, costs of preclinical studies and clinical trials, drug and laboratory supplies, costs for facilities and equipment and the cost of intangibles that are purchased from others for use in research and development activities, such as in-licensed product candidates, that have no alternative future uses. Research and development expenses are included in operating expenses when incurred. Reimbursements received from the Company’s collaborators for third-party research and development expenses incurred by the Company on their behalf are recorded as a contra-expense. Amounts due from collaborators for reimbursement of research and development expenses are recorded on the balance sheets as “Amounts due under collaborative agreements.”

Stock-Based Compensation —The Company accounts for share-based payment(s) in accordance with SFAS No. 123R, Share-Based Payment (“SFAS 123R”). SFAS 123R requires companies to recognize stock compensation expense for awards of equity instruments to employees based on grant-date fair value of those awards (with limited exceptions). The Company adopted SFAS 123R on October 1, 2006, using the modified prospective method, which results in recognition of compensation expense for all share-based awards granted or modified after October 1, 2006 as well as all unvested awards outstanding at the date of adoption. Stock options granted to consultants are periodically valued as they vest in accordance with EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, using a Black-Scholes option pricing model.

Stock-based compensation expense is included in both research and development expenses and in general and administrative expenses in the statements of operations and comprehensive net (loss) income. Since the Company’s stock was not publicly traded prior to April 27, 2007, the expected volatility was calculated for each date of grant prior to having a publicly traded stock based on the “peer method.” The Company identified companies that trade publicly within the pharmaceutical industry that have similar SIC codes, employee count and revenues. The Company had chosen the weekly high price volatility for these companies for a period of five years. Effective October 1, 2006 the Company has used the weekly high price for these companies for a period of six years to coordinate with the expected term calculated pursuant to SAB No. 107 (“SAB 107”), relating to share-based payment, issued by the SEC.

Comprehensive Net Income (Loss) —Components of comprehensive income (loss) include net income (loss) and unrealized gain (loss) on available-for-sale securities, net of tax. Comprehensive income (loss) is presented in the statements of operations and comprehensive net income (loss).

Net Income (Loss) Per Common Share —Basic net income (loss) per common share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares and other dilutive securities outstanding during the period. Dilutive potential common shares resulting from the assumed exercise of outstanding stock options and warrants are determined based on the treasury stock method.

The following table provides each of the inputs to the calculations of basic and diluted net loss attributable to common stockholders per share for the three months ended December 31, 2008 and 2007.

	Three Months Ended December 31,
	2008	2007
	(In thousands, except per share amounts)
Numerator:
Net loss attributable to common stockholders	$(18,275)	$(12,173)

Denominator:
Weighted average common shares outstanding used in calculation of basic net loss per share	23,369	21,264
Effect of dilutive securities:
Common stock options	—	—
Common stock warrants	—	—

Weighted average common shares outstanding used in calculation of diluted net loss per share	23,369	21,264

Net loss attributable to common stockholders per share:
Basic	$(0.78)	$(0.57)

Diluted	$(0.78)	$(0.57)

The following table summarizes the securities outstanding as of the dates shown with the potential to become common stock that have been excluded from the computation of diluted net loss attributable to common stockholders per share, as their effect would have been anti-dilutive.

	Three Months Ended December 31,
	2008	2007
	(In thousands)
Common stock warrants	127	66
Options to purchase common stock	2,804	2,727

Total	2,931	2,793

Segment Reporting —Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions regarding resource allocation and assessing performance. The Company, which uses financial information in determining how to allocate resources and assess performance, has determined that it operates in one segment that focuses on developing nucleoside analog drugs for the treatment of viral infections.

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

On October 1, 2007, the Company adopted FASB Interpretation No. 48 (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). Under FIN 48, the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts.

Recently Issued Accounting Pronouncements —In December 2007, the EITF reached a consensus on Issue No. 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”). The EITF concluded on the definition of a collaborative arrangement and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19 and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated and the terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF 07-1 applies to the entire collaborative agreement. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. The Company is currently evaluating the requirements of EITF 07-1; however it does not believe that its adoption will have a significant impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, (“SFAS 141R”) which changes the accounting for business acquisitions. SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS 141R is not expected to have a material impact on the Company.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, (“SFAS 160”) which establishes new standards governing the accounting for and reporting of noncontrolling interests (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decrease in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also requires changes to certain presentation and disclosure requirements. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The provisions of the standard are to be applied to all NCIs prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively to all periods presented. The adoption of SFAS 160 is not expected to have a material impact on the Company.

Recently Adopted Accounting Pronouncements —In September 2006, the FASB issued SFAS 157. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. As discussed above, the Company adopted SFAS 157 on October 1, 2008. Adoption of SFAS 157 did not have a material impact on the Company’s financial position or results of operations.

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company adopted SFAS 159 on October 1, 2008. Adoption of SFAS 159 did not have a material impact on the Company’s financial position or results of operations.

In June 2007, the EITF reached a consensus on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-3”), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts are recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided. The Company adopted EITF 07-3 on October 1, 2008. Adoption of EITF 07-3 did not have a material impact on the Company’s financial position or results of operations.

3. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	As of December 31, 2008	As of September 30, 2008
	(In thousands)
Accrued compensation	$404	$1,161
Accrued accounting fees	27	—
Accrued legal fees	852	984
Accrued clinical trial expenses	4,158	3,367
Other accrued expenses	619	670

	$6,060	$6,182

4. CONTRACT REVENUE AGREEMENTS

The following is a reconciliation between cash payments received and receivable under contract revenue agreements and contract revenue reported:

	Three Months Ended December 31,
	2008	2007
	(In thousands)
Cash received/receivable	$—	$—
Deferred	—	—
Amortization	464	464

Revenues	$464	$464

The Company recorded revenues from the collaboration agreement with Roche comprising 100.0% of total revenues during the three months ended December 31, 2008 and 2007.

Roche —In October 2004, the Company entered into a collaboration and license agreement with Roche to develop PSI-6130, PSI-6130 pro-drugs (including R7128) and chemically related nucleoside polymerase inhibitors for all indications, including the treatment of chronic HCV infections. Roche paid the Company an up-front payment of $8.0 million and has agreed to pay future research and development costs. The up-front payment has been recorded as deferred revenue and is being amortized over the estimated development period. Roche is also required to make certain payments to the Company for PSI-6130 and its pro-drugs, the lead nucleoside compound of the collaboration, upon the achievement of predefined development and marketing milestones in Roche’s territories. The portion of the above payments recorded as deferred revenue on the Company’s balance sheets as of December 31, 2008 and September 30, 2008 was $5.3 million and $5.7 million, respectively.

In addition, the Company will receive royalties paid as a percentage of total annual net product sales, if any, in Roche’s licensed territories, and the Company will be entitled to receive one time performance payments should net sales from the product exceed specified thresholds.

The Company granted Roche worldwide rights, excluding Latin America and Korea, to PSI-6130 and its related compounds. The Company retained certain co-promotion rights in the United States. The Company will be required to pay Roche royalties on net product sales, if any, in the territories the Company has retained. Roche funds all research and development related to the collaboration. Prior to the transfer of the IND for R7128 to Roche, which occurred during December 2008, Roche funded and the Company was responsible for preclinical work, the Investigational New Drug (“IND”) filing, and the initial clinical trial, while Roche managed other preclinical studies and clinical development. Roche has reimbursed the Company $0.6 million and $2.2 million during the three months ended December 31, 2008 and 2007, respectively. Roche will continue to fund all of the expenses of, and be responsible for, other preclinical studies and future clinical development of R7128 in the territories licensed to Roche. We and Roche will continue to jointly oversee all development and marketing activities of R7128 in the territories licensed to Roche.

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

5. STOCK COMPENSATION

The Company’s 1998 Stock Plan (the “1998 Plan”), as amended, was originally adopted by its board of directors during 1998 and subsequently amended in 2000, 2004 and 2006. A maximum of 3,517,015 shares of the Company’s common stock were authorized for issuance under the 1998 Plan. The purpose of the 1998 Plan is to provide an incentive to officers, directors, employees, independent contractors and to other persons who provide significant services to the Company. Upon the closing of its IPO, which occurred on May 2, 2007, the Company adopted the 2007 Equity Incentive Plan (the “2007 Plan”). Upon the adoption of the 2007 Plan, no additional awards were granted under the 1998 Plan and the shares remaining for future grant under the 1998 Plan were transferred to the 2007 Plan. As of December 31, 2008, 168,439 shares of the Company’s common stock were reserved for future grants of stock options, stock appreciation rights, restricted stock, deferred stock, restricted stock units, performance shares, phantom stock and similar types of stock awards (as well as cash awards) under the 2007 Plan. The Company’s Board of Directors has approved the increase by 500,000 shares to the shares of the Company’s common stock reserved for future grants under the 2007 Plan. This increase will be presented to the Company’s stockholders for their approval at the Company’s 2009 annual meeting to be held on March 24, 2009. Options granted under the 2007 Plan may be “incentive stock options,” as defined under Section 422 of the Internal Revenue Code of 1986 or nonstatutory stock options. Options granted under the 2007 Plan have been at per share exercise prices equal to the fair market value of our common stock based on the publicly traded price as reported by The NASDAQ Stock Market LLC (“NASDAQ”) on the date of grant. The 2007 Plan will terminate in fiscal 2017 unless it is extended or terminated earlier pursuant to its terms. The assumptions used and weighted-average information for employee and director grants for the three months ended December 31, 2008 and 2007 are as follows:

	Three Months Ended December 31,
	2008	2007
Risk free interest rate	3.19%	4.27%
Expected dividend yield	0.0%	0.0%
Expected lives (years)	5.98	6.07
Expected volatility	54.39%	57.83%
Weighted-average fair value of options granted	$9.97	$7.96

Generally, stock options granted under these plans have a contractual life of 10 years and vest pro rata over a four year term. A summary of the Company’s stock option activity during the three months ended December 31, 2008 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding - September 30, 2008	2,371,861	$7.97
Granted (unaudited)	483,981	$18.43
Exercised (unaudited)	(50,364)	$7.56
Forfeited (unaudited)	(1,625)	$17.01

Outstanding - December 31, 2008 (unaudited)	2,803,853	$9.77

Exercisable - December 31, 2008 (unaudited)	1,342,481	$5.70

During the quarter ended December 31, 2008, the Company granted 483,981 stock options at fair values ranging from $8.45 to $10.81 per share, risk free interest rates ranging from 2.85% to 3.35%, an expected volatility of the market price of the Company’s common stock ranging from 53.34% to 55.24%, a dividend yield of 0%, an expected life range from 5.66 years to 6.11 years, and employee forfeitures of 11.03% of options granted and director forfeitures of 1.70% of options granted.

The range of exercise prices of stock options outstanding at December 31, 2008 was $1.50 to $32.00. The weighted average remaining contractual life of stock options outstanding at December 31, 2008 was 7.8 years. The total intrinsic value of options exercised during the three months ended December 31, 2008 was $510,039. As a result of applying the requirements of SFAS 123R, the Company recognized compensation expense of $1,135,761 and $639,954 during the three months ended December 31, 2008 and 2007, respectively, related to stock options issued to employees and non-employees. At December 31, 2008 and September 30, 2008, $9,948,796 (including $9,265,410 resulting from the application of SFAS 123R) and $6,821,109 (including $5,981,822 resulting from the application of SFAS 123R), respectively, of deferred stock-based compensation expense related to employee and non-employee stock options remained unamortized. The unamortized amount of $9,265,410 as of December 31, 2008 has a weighted-average period of approximately 1.65 years to be recognized.

Outstanding as of December 31, 2008				Exercisable as of December 31, 2008
Number of Options	Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
70,001	$1.50 - $2.99	0.41	$1.50	70,001	$1.50
1,189,461	3.00 - 4.49	6.71	3.46	895,186	3.33
37,167	4.50 - 5.99	8.06	5.46	22,063	5.44
48,602	6.00 - 7.49	3.23	6.46	48,602	6.46
99,791	7.50 - 10.49	8.27	8.99	79,729	8.97
720,850	10.50 - 15.00	8.84	13.68	164,400	13.62
636,981	15.01 - 29.99	9.74	18.65	62,500	18.88
1,000	30.00 - 45.00	9.06	32.00	—	—

As of December 31, 2008, there were options to purchase 2,672,736 shares of the Company’s common stock outstanding that were either vested or expected to vest in the future, of which options to purchase 1,342,481 shares were currently exercisable, with weighted average exercise prices of $9.57 and $5.70 per share, aggregate intrinsic values of $13,116,389 and $10,393,987 and weighted average remaining contractual terms of 7.74 and 6.57 years, respectively.

Restricted Stock —During the fiscal year ended September 30, 2008, the Company issued a total of 40,666 shares of restricted stock to its non-employee directors and to a consultant. The restricted stock issued to each non-employee director vests on July 16, 2009, as long as the director continues to serve on the Company’s Board of Directors on that date, unless the failure to be so engaged is due solely to the fact that the director is nominated but not re-elected to serve as a director. The restricted stock issued to the consultant vests quarterly over a four year period. As of December 31, 2008, holders were vested in 13,333 of the 40,666 restricted shares outstanding, leaving a total of 27,333 restricted shares unvested as of December 31, 2008.

With regard to the restricted stock granted to the non-employee directors, the fair value of the restricted stock issued was determined using the closing price of the Company’s common stock as reported on the Global Market of NASDAQ on the date of grant and is recognized as stock-based compensation expense evenly over the vesting period. The weighted average fair value of these shares as of the grant date was $20.01 per share.

With regard to the restricted stock granted to the consultant, stock-based compensation expense equal to the fair value of the restricted shares that vest is recorded on a quarterly basis over the vesting period. The fair value of each of the restricted shares that vest is equal to the fair value of a share of the Company’s common stock as of each vesting date.

The Company recognized compensation expense of $109,215 during the three months ended December 31, 2008 related to restricted stock issued to its non-employee directors and to the consultant. Unrecognized compensation expense for the restricted shares granted to the non-employee directors was $187,077 at December 31, 2008. This amount will be recognized over the remaining vesting period of the restricted shares.

6. INCOME TAXES

Income tax expense was $0 during the three months ended December 31, 2008 and 2007. The Company’s effective tax rate for the three months ended December 31, 2008 and 2007 was 0%, as the Company expects to have a loss for the full tax year. The net deferred tax asset as of December 31, 2008 remains fully offset by a valuation allowance since it is more likely than not that such tax benefits will not be realized.

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

As of December 31, 2008, the Company’s unrecognized tax benefits have not significantly changed. The Company does not expect any significant changes to the unrecognized tax benefits within 12 months of the reporting date.

The United States Internal Revenue Service could challenge tax positions taken by the Company for the periods for which there are open tax years. The Company is open to challenge for the periods of 2005-2007 from federal and state jurisdictions, and from 1998-2004 for foreign jurisdictions.

As of September 30, 2008, the Company has United States federal net operating loss carryforwards (“NOLs”) of approximately $88.0 million and gross (and net) deferred tax assets of approximately $36.9 million. Of the federal net operating losses, $8.8 million was generated from windfall tax benefit stock option deductions. The tax benefit of this portion of the net operating loss will be accounted for directly to equity as additional paid in capital as the stock option related losses are utilized. The Company maintains a full valuation allowance against its deferred tax assets and liabilities since it is more likely than not that such tax benefits will not be realized.

Utilization of the NOLs and research and development tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to changes in ownership of the Company that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOL and research and development tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions which, combined with the purchasing stockholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382. Due to the significant complexity and cost associated with a change in control study, the Company has not formally assessed whether there have been one or more changes in control since the Company’s formation. In light of the completion of the registered direct offering of 4,678,000 shares of the Company’s common stock on February 5, 2009, the Company is reconsidering the need to complete a formal assessment of whether there have been one or more changes in control since the Company’s formation. If the Company has experienced a change of control at any time since Company formation, utilization of its NOL or research and development credit carryforwards would be subject to an annual limitation under Section 382. Any limitation may result in expiration of a portion of the NOL or research and development credit carryforwards before utilization which would reduce the Company’s gross deferred tax assets.

7. COMMITMENTS AND CONTINGENCIES

On May 23, 2005, the Company entered into an operating lease for office and laboratory space through May 22, 2010, in Princeton, New Jersey. Monthly lease payments began May 23, 2005. The Company also leases office space in Durham, North Carolina. Monthly lease payments began May 1, 2007, and after amending the lease term on February 2, 2009, end on April 1, 2011.

As of December 31, 2008, future minimum payments under non-cancelable operating leases (including the amended lease noted above) are as follows:

December 31, 2008
(In thousands)
Fiscal 2009	$682
Fiscal 2010	624
Fiscal 2011	49

Total minimum payments required	$1,355

We may pay up to an aggregate of $4.5 million in milestone payments and certain cost reimbursements if we reach milestones related to development and regulatory events under our license agreement with RFS Pharma LLC. We also agreed to pay Emory University up to an aggregate of $1.0 million in future marketing milestone payments under our license agreement for DFC. Under our collaboration and license agreement with Bukwang Pharm. Co., Ltd. (“Bukwang”), in the future we may pay up to an aggregate of $23.0 million in milestone payments related to development, regulatory and commercialization events. Under our license agreement with Emory University for Racivir, we agreed to pay Emory University up to an aggregate of $1.0 million in future marketing milestone payments. None of these potential future payments are included in our financial statements, as the payments are contingent on the achievement of milestones, which we have not yet achieved.

8. DEBT

On September 30, 2007, the Company entered into a Loan Agreement that allowed the Company to borrow up to $30.0 million in $10.0 million increments (“Loan Agreement”). The Company borrowed the first and second $10.0 million increments by signing two Secured Promissory Notes (“Notes A and B”) on October 5, 2007 and March 28, 2008. Notes A and B bear interest at 12%. On December 12, 2008, the Company amended the Loan Agreement and borrowed $3.3 million by signing a Secured Promissory Note (“Note C”). Note C bears interest at 12.5%. Notes A, B and C are to be repaid over a 45-month period with the first 15 monthly payments representing interest only followed by 30 equal monthly payments of principal and interest. The principal monthly repayments on each of the notes begin and end as follows:

Note	Begin	End
Note A	March 1, 2009	August 1, 2011
Note B	August 1, 2009	January 1, 2012
Note C	May 1, 2010	October 1, 2012

Prepayment of the loans made pursuant to the Loan Agreement is subject to penalty and substantially all of our tangible and intangible assets (except for intellectual property) are collateral for the Loan Agreement. Total principal repayments of the three Notes amount to $2.7 million in fiscal 2009, $8.1 million in fiscal 2010, $9.4 million in fiscal 2011, $3.0 million in fiscal 2012, and $0.1 million in fiscal 2013. There are no additional borrowings available under the Loan Agreement.

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

9. STOCKHOLDERS’ EQUITY

Common Stock —As of December 31, 2008, the Company had 100,000,000 shares of common stock authorized with a par value of $0.001, and the Company has reserved 2,803,853 and 127,248 shares of common stock for issuance upon the exercise of outstanding common stock options and outstanding warrants, respectively. Also, 168,439 shares of the Company’s common stock were reserved for future grants of stock options (or other similar equity instruments) under the Company’s 2007 Equity Incentive Plan as of December 31, 2008. The Company’s Board of Directors has approved an increase in the shares of the Company’s common stock reserved for future grants under the 2007 Plan of 500,000. This increase will be presented to the Company’s stockholders for their approval at the Company’s 2009 annual meeting to be held on March 24, 2009.

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

Warrants — In conjunction with entering into a Loan Agreement and with executing three secured promissory notes (See Note 8), the Company granted warrants to the lender to purchase 127,248 shares of the Company’s Common Stock. The warrants expire seven years from the date of grant (or upon a change of control as defined in the Loan Agreement) as follows: 66,390 expire on September 30, 2014, 49,793 expire on March 28, 2015, and 11,065 expire on December 12, 2015.

10. SUBSEQUENT EVENT

Registered Direct Public Offering —On February 5, 2009, the Company completed a registered direct public offering of 4,678,000 shares of its common stock to a select group of institutional investors at a price of $9.73 per share, resulting in $43.5 million in net proceeds after deducting the placement agent fee and estimated offering expenses. The Company intends to use the net proceeds from the sale of the shares for general corporate purposes, which may include, but are not limited to, the acquisition of assets or businesses that are complementary to its existing business, the funding of clinical trials and the funding of in-licensing agreements for product candidates, additional technologies or other forms of intellectual property.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with our condensed financial statements and the related notes to those condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Overview

We are a clinical-stage pharmaceutical company committed to discovering, developing and commercializing novel drugs to treat viral infections. Our primary focus is on the development of oral therapeutics for the treatment of hepatitis B virus (“HBV”), hepatitis C virus (“HCV”) and human immunodeficiency virus (“HIV”). Our research and development efforts focus on a class of compounds known as nucleoside analogs, which act to inhibit the enzymes required for viral replication. We currently have four clinical-stage product candidates, three of which we are developing ourselves and one of which we are developing with a strategic partner:

•	Clevudine, for the treatment of chronic HBV infection, is enrolling Phase 3 registration clinical trials for registration in North, Central and South America (“the Americas”) and Europe;

•

R7128, a pro-drug of PSI-6130 for the treatment of HCV, is advancing into a Phase 2b clinical trial in combination with Pegasys plus Copegus through a strategic collaboration with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (collectively, “Roche”);

•

PSI-7851, our next generation HCV development candidate, has completed IND-enabling preclinical safety studies and is expected to initiate a Phase 1 clinical trial to study safety and pharmacokinetics in healthy volunteer subjects during the first calendar quarter of 2009; and

•	Racivir, for the treatment of HIV, which has completed a Phase 2 clinical trial.

We are continuing to research a series of pyrimidine and purine compounds to identify next generation HCV development candidates that might be used in proprietary combination treatments for HCV.

Our research and development efforts focus on a class of compounds known as nucleoside analogs, which act to inhibit the enzymes required for viral replication. We are applying our expertise in nucleoside chemistry to the discovery and development of additional antiviral therapeutics for HCV and HIV. For example, we have identified a new series of proprietary nucleoside prodrugs that are referred to as phosphate prodrugs because they have the ability to deliver into infected cells the monophosphate forms of the compounds, thus bypassing a rate limiting step in the metabolic pathway to the active triphosphate form of the drug. The goals of these efforts are to identify compounds with improved potency, equivalent or improved safety, convenience, and oral bioavailability, and increased intrahepatic triphosphate levels. These compounds have demonstrated exceptional in vitro anti-HCV activity with EC90 values up to 100 times lower than PSI-6130. Early studies in animals indicate that several of these compounds can achieve concentrations of the active triphosphate form in the liver up to 1000 times higher than PSI-6130 at equivalent doses.

Clevudine

Clevudine is an oral, once-daily pyrimidine nucleoside analog that we are developing for the treatment of HBV. We licensed clevudine from Bukwang, a Korean pharmaceutical company. On January 30, 2009, we and Bukwang amended our license agreement to add the territories of Australia, Japan, New Zealand, and Taiwan to the list of territories in the original license agreement that included Central America, North America, South America, Europe and the Caribbean. Bukwang received final product approval from Korean regulators in November 2006 and commercially launched clevudine in the Korean market in February 2007 under the brand name Levovir. In two completed Korean Phase 3 clinical trials in 337 patients, Studies 301 and 302, clevudine demonstrated the ability to significantly reduce HBV viral load in patients to undetectable levels, and to normalize liver enzyme levels. Furthermore, in Study 302, 16% of the e-antigen negative patients who had received clevudine demonstrated a sustained virologic response (“SVR”) 24 weeks after stopping therapy, versus 0% of the patients who had received the placebo. In March 2006, Bukwang completed Study 303, a Korean open-label follow-on study of clevudine in 55 treatment-naïve HBV patients, including 15 e-antigen negative patients. The results of Study 303 are consistent with the results of Studies 301 and 302 in terms of significantly reducing HBV viral load in patients to undetectable levels and normalizing liver enzyme levels. Additionally, in Study 303, 80% of e-antigen negative patients sustained a viral load that was undetectable 12 weeks after completing the 48-week course of therapy.

We initiated two Phase 3 clinical trials of clevudine for registration in the Americas and Europe during the third calendar quarter of 2007. The clevudine registration studies include two 48-week Phase 3 clinical trials designed to test the superiority of once-daily doses of clevudine 30mg over Hepsera 10mg (adefovir) on predetermined primary and secondary endpoints. Study 305 will be conducted in approximately 376 e-antigen positive patients, and Study 306 will be conducted in approximately 480 e-antigen negative patients. The primary endpoint of these registration studies is a composite measurement of the percentage of patients with undetectable HBV DNA (less than 300 copies/ml) and the normalization of liver enzyme levels (ALT) at 48 weeks on therapy. We plan to continue the clevudine Phase 3 studies from week 48 to week 96 to gather additional safety and efficacy data, as well as assess clevudine’s SVR rate for HBV.

R7128

During September 2008, we completed the clinical activities in Part 3 of a Phase 1 clinical trial with R7128 that was initiated by Roche and Pharmasset in October 2006 under an IND filing. This adaptive Phase 1 trial was a multiple center, observer-blinded, randomized and placebo-controlled study designed to investigate the pharmacokinetics, pharmacodynamics, safety, tolerability and food effect of R7128 in healthy volunteers and in patients chronically infected with HCV genotypes 1, 2 or 3. This Phase 1 trial provided antiviral potency data over 14 and 28 days in patients chronically-infected with genotype 1 HCV and following 28 days of treatment in patients chronically-infected with HCV genotypes 2 or 3 who had not responded to earlier standard of care therapy. This adaptive Phase 1 study comprised three parts:

•

Part 1 was a single ascending dose study conducted in 46 healthy volunteers. The primary objective of Part 1 was to assess the safety, tolerability and pharmacokinetics of R7128 following single ascending doses under fasting conditions. The secondary objective of Part 1 was to explore the effect of food on the pharmacokinetics of R7128. Single oral doses of R7128 were administered to 46 healthy volunteers in five sequential dose groups (500 mg, 1500 mg, 4500 mg, 6000 mg, and 9000 mg) and one food effect group (1500 mg). Results from the single ascending dose portion of the study indicated:

•	All doses of R7128 studied (500 mg to 9000 mg) were generally safe and well-tolerated.

•	All patients completed the study, and none experienced gastrointestinal adverse events or serious adverse events during the study.

•	No hematological or other safety laboratory abnormalities of clinical significance were noted.

•	No maximum tolerated dose was identified.

•

Part 2 was a multiple ascending dose study conducted in 40 patients chronically infected with HCV genotype 1 who had previously failed interferon therapy. The primary objective of Part 2 was to assess the safety, tolerability, and pharmacokinetics of R7128 after once-daily (“QD”) or twice-daily (“BID”) dosing for 14 days. The secondary objective was to assess antiviral efficacy by measuring the change in HCV RNA. Results from the multiple ascending dose portion of the study indicated:

•

R7128 demonstrated potent, dose-dependent antiviral activity in four patient cohorts (8 active, 2 placebo per cohort) receiving 750 mg or 1500 mg administered either QD or BID for 14 days as monotherapy. The maximum decrease in HCV RNA from baseline was demonstrated in the patient cohort that received 1500 mg BID. R7128 demonstrated mean HCV RNA decreases of 0.9 log (87.4% reduction), 1.5 log (96.8% reduction), 2.1 log (99.2% reduction) and 2.7 log (99.8% reduction) in patients receiving 750mg QD, 1500mg QD, 750mg BID and 1500 mg BID, respectively. Based on the mean data, all four dose groups reached nadir values at Day 15. A maximum 4.2 log (99.9% reduction) HCV RNA decrease was demonstrated in a patient following 14 days of monotherapy with 1500 mg BID of R7128, a value also below the level of detection, which was less than 15 International Units per milliliter (15 IU/ml).

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

•	Part 3 was a 4-week study of R7128 in combination with the current standard of care for chronic HCV infection, Pegasys® (pegylated interferon) plus Copegus® (ribavirin), in 81 treatment-naïve patients chronically infected with genotype 1 HCV, and additionally, in 25 prior treatment non-responders, or patients who did not achieve an SVR with previous interferon-based therapy, who were chronically infected with HCV genotypes 2 or 3. The primary objective of this study was to assess the safety, tolerability, and pharmacokinetics of R7128 in the clinically relevant setting of combination therapy with the current standard of care for chronic HCV infection. The secondary objective of Part 3 was to evaluate the short-term change in HCV RNA. The study included three oral dose regimens of R7128 (500 mg, 1000 mg and 1500 mg) in patients chronically infected with HCV genotype 1 and one oral dose regimen of R7128 (1500 mg – cohort 4) in patients chronically infected with HCV genotypes 2 or 3. All four dose regimens were administered twice-daily with Pegasys plus Copegus for 4 weeks. Dose cohorts 1, 2 and 4 enrolled 25 patients, with 20 patients randomized to receive R7128 and five patients randomized to receive placebo. Cohort 3 enrolled 31 patients, with 25 patients randomized to receive R7128 and six patients randomized to receive placebo. After completing 4 weeks of the triple combination regimen and a follow-up period of four weeks of Pegasys plus Copegus, all patients went on to receive up to 16-40 weeks of open-label standard of care dosing under a separate protocol, for a total of 24 or 48 weeks of SOC therapy.

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

•

For cohorts 1, 2 and 3 in treatment-naïve genotype 1 patients, safety and tolerability for the 4-week treatment period were similar for R7128 with Pegasys plus Copegus compared to placebo with Pegasys plus Copegus. There were no serious adverse events reported during the 4-week treatment periods of triple therapy, and most of the adverse events reported were of mild to moderate intensity. Headache and fatigue were the most frequently reported adverse events in patients who received active R7128 plus Pegasys plus Copegus, with an overall frequency of 66% and 42% reporting at least one of these events, respectively. These events were also the most frequently reported adverse events in patients who received placebo with Pegasys and Copegus. In general, the adverse events reported were consistent with the clinical safety profile for Pegasys and Copegus, including the frequency and severity of these adverse events, as well as any general body system observations. Grade 3/4 neutropenia was observed in 31% of the placebo patients and in 12% to 30% of the R7128 patients in each active dosing cohort. Grade 3 changes in hemoglobin were observed in 19% of the placebo patients and in 31% of the R7128 patients. There were no clinically significant changes in hepatic, renal, or other safety laboratory parameters, vital signs, or electrocardiograms. Overall, there was no clinical evidence of any major organ toxicities related to R7128. One patient in the active treatment group discontinued the study during the 4 week treatment period due to lower gastrointestinal adverse events. At the time of study discontinuation, this patient had undetectable HCV RNA. R7128 was generally safe and well-tolerated when administered for 4 weeks in combinations with Pegasus plus Copegus in patients with HCV genotype 1.

Results from the 1500 mg dose cohort (cohort 4) in 25 prior treatment non-responders (patients who did not achieve an SVR with previous interferon-based therapy) who were chronically infected with HCV genotypes 2 or 3 indicated:

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

During January 2009, we and Roche obtained the FDA’s consent to start a Phase 2b study with R7128, which is planned to be initiated during the first calendar quarter of 2009. The Phase 2b trial is anticipated to enroll about 400 treatment naive, genotype-1 or genotype-4 HCV-infected patients. The trial will evaluate the dose and duration of treatment of R7128 in combination with Pegasys plus Copegus. The primary efficacy endpoint of the trial will be the proportion of patients that achieve an SVR. Patients are expected to be enrolled into one of 5 arms:

•	24 weeks of total treatment, with R7128 500mg BID in combination with Pegasys plus Copegus for 12 weeks, followed by 12 weeks of Pegasys plus Copegus

•	24 weeks of total treatment, with R7128 1000mg BID in combination with Pegasys plus Copegus for 12 weeks, followed by 12 weeks of Pegasys plus Copegus

•	24 weeks of total treatment, with R7128 1000mg BID in combination with Pegasys plus Copegus for 8 weeks, followed by a further 16 weeks of Pegasys plus Copegus

•	48 weeks of total treatment, with R7128 1000mg BID in combination with Pegasys plus Copegus for 12 weeks, followed by a further 36 weeks of Pegasys plus Copegus.

•	A control arm with only Pegasys plus Copegus for 48 weeks.

Patients in the 24 week arms will discontinue treatment at week 24 if they achieved an RVR. Patients who do not achieve an RVR will continue on the standard of care, Pegasys plus Copegus, until week 48. Patients are expected to be enrolled as two cohorts, with randomization of the second cohort, of about 300 patients, being initiated based on 12 week safety data of the first 100 patient cohort.

We cannot guarantee that the final results of the above study or any future study of R7128 will corroborate earlier results, and further testing will be required to provide enough evidence regarding safety and efficacy to support a New Drug Application (“NDA”) filing with the FDA in the future.

On October 12, 2007, we were informed by the FDA that R7128 received fast track designation.

PSI-7851

We are developing PSI-7851 for the treatment of HCV. In vitro antiviral testing has shown that this compound is approximately 20 fold more potent than PSI-6130. In animal studies following oral dosing, PSI-7851 efficiently delivers the active triphosphate form to the liver. The rapid and efficient delivery to liver cells and the improved in vitro potency observed in our early preclinical studies may allow for lower and less frequent dosing in the clinic. PSI-7851 has completed initial preclinical safety studies required for submission of an IND application with the FDA. We filed an IND for PSI-7851 with the FDA on January 30, 2009, and expect to initiate a Phase 1 clinical trial to study safety and pharmacokinetics in healthy volunteer subjects during the first calendar quarter of 2009.

Purine Research

We are researching a third generation of nucleosides and nucleotides utilizing a purine base with the goal of generating a product candidate that has comparable activity to PSI-7851 and a resistance profile that is complementary to PSI-7851 to enable a proprietary fixed-dose combination that has the potential to eliminate or reduce the use of interferon for the treatment of HCV. We have identified a series of purine molecules with the above characteristics and are presently evaluating their pharmacokinetics in order to select clinical candidates.

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

Corporate History

We have incurred substantial operating losses since our inception because we have devoted substantially all of our resources to our research and development activities and have not generated any revenues from the sale of approved drugs. As of December 31, 2008, we had an accumulated deficit of $130 million. We expect our operating losses to increase for at least the next several years as we continue to pursue the clinical development of clevudine, Racivir, PSI-7851 and our other product and development candidates, and as we expand our discovery and development pipeline.

We have funded our operations primarily through the sale of equity securities, payments received under collaboration agreements, borrowings under our Loan Agreement, government grants and interest earned on investments. We expect to continue to fund our operations over the next several years through the net proceeds of our completed public offerings, our existing cash resources, borrowing under our Loan Agreement, potential future milestone payments that we expect to receive from Roche if certain conditions are satisfied, interest earned on our investments and additional capital to be raised through partnerships with pharmaceutical companies, public or private equity offerings, or debt financings. We will require significant additional financing in the future to fund our operations. Additional financing may not be available on acceptable terms, if at all. As of December 31, 2008, we had approximately $51.3 million of cash and cash equivalents and approximately $0.5 million of short-term investments.

Revenue

All of our product candidates are currently in development, and, therefore, we do not expect to generate any direct revenues from drug product sales for at least the next several years, if at all. Our revenues to date have been generated primarily from milestone payments under our collaboration agreements, license fees, research funding and grants. We currently have one collaboration agreement with Roche for the development of PSI-6130, its pro-drugs and related compounds. We entered into our collaboration agreement with Roche in October 2004. Roche subsequently paid us an up-front payment of $8.0 million. Pursuant to the terms of our collaboration agreement with Roche, we received $20.0 million in milestone payments during the year ended September 30, 2007. As of December 31, 2008, we had received an aggregate of $33.0 million in payments under the Roche collaboration agreement, including research funding and related fees as well as up-front and milestone payments.

Under the current terms of the Roche collaboration agreement, if we succeed in obtaining all of the regulatory approvals specified in the agreement for PSI-6130 or a pro-drug of PSI-6130, including R7128, as of December 31, 2008 the maximum future development and commercialization milestone payments payable to us are $115.0 million. Receipt of any additional milestone payments depends on many factors, some of which are beyond our control. We cannot assure you that we will receive any of these future payments.

We expect our revenues for the next several years to be derived primarily from payments under our collaboration agreement with Roche and any additional collaborations that we may enter into in the future. In addition to the payments described above, we may receive future royalties on product sales, if any, under our collaboration agreement with Roche.

Research and Development Expenses

Our research and development expenses consist primarily of salaries and related personnel expenses, fees paid to external service providers, up-front and milestone payments under our license agreements, patent-related legal fees, costs of preclinical studies and clinical trials, drug and laboratory supplies and costs for facilities and equipment. We use external service providers to manufacture our product candidates for clinical trials and for the majority of our preclinical and clinical development work. We charge all research and development expenses to operations as they are incurred. Our development activities are primarily focused on the development of clevudine, Racivir and R7128, and our research activities are primarily focused on discovering and developing novel drugs such as PSI-7851, to treat viral infections. We are responsible for all costs incurred in the future in the clinical development of clevudine for registration in the Americas, Europe and certain other territories, where we have the rights to develop and commercialize clevudine, which we in-licensed from Bukwang. We are also responsible for all costs incurred in the clinical development of Racivir and PSI-7851, as well as the research costs associated with our other internal research programs. Under our collaboration with Roche, Roche will fund the clinical development and commercialization of PSI-6130 and its pro-drugs, including R7128. Under this collaboration, Roche reimbursed us for all of the external expenses associated with, and we were responsible for, certain preclinical work, the IND filing, and the proof-of-concept clinical trial. During December 2008, we transferred the IND application for R7128 to Roche and Roche will continue to fund all of the expenses of, and be responsible for, other preclinical studies and future clinical development of R7128 in the territories licensed to Roche. We and Roche will continue to jointly oversee all development and marketing activities of R7128 in the territories licensed to Roche. Roche has no rights to PSI-7851 or our other HCV programs, which are unrelated to the PSI-6130 series of nucleoside polymerase inhibitors licensed to Roche.

We are currently focused on the development of clevudine, Racivir, R7128 (in collaboration with Roche) and PSI-7851. We anticipate that we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis. These determinations will be made in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment as to the product candidate’s commercial potential. Clevudine is in Phase 3 registration clinical trials which commenced dosing during the third calendar quarter of 2007. We currently estimate it will cost approximately $45.0 million, excluding the internal personnel costs associated with conducting the registration trials, to advance clevudine’s clinical program from December 31, 2008 to the point of enabling the filing of an NDA with the FDA. We do not believe, however, that it is possible at this time to accurately project total program-specific expenses through commercialization for clevudine or any of our other product candidates, as there are numerous factors associated with the successful commercialization of any of our drug candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Product candidates that may appear promising at early stages of development may not reach the market for a number of reasons. Product candidates may be found ineffective or may cause harmful side effects during clinical trials, may take longer to progress through clinical trials than anticipated, may fail to receive necessary regulatory approvals and may prove impracticable to manufacture in commercial quantities at reasonable cost and with acceptable quality. The lengthy process of seeking FDA approvals requires the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining regulatory approvals could materially adversely affect our product development efforts. Because of these and other risks and uncertainties, we cannot predict when or whether we will successfully complete the development of any of our product candidates or the ultimate product development cost or whether we will obtain any approval required by the FDA on a timely basis, if at all.

As we obtain results from clinical trials, we may elect to discontinue or delay preliminary studies or clinical trials for a product candidate or development program in order to focus our resources on more promising product candidates or programs. We expect our research and development expenses to increase substantially as we continue the clinical development of clevudine and Racivir and as we continue our research and development activities. The maximum aggregate future milestone payments related to clevudine that we will have to pay to Bukwang if we succeed in obtaining all of the regulatory approvals and reach all marketing milestones specified in our agreement with Bukwang are $23.0 million. Additionally, we may pay up to an aggregate of $3.9 million in future milestone payments related to development and regulatory events under our license agreement for dioxolane thymine (“DOT”) with RFS Pharma LLC (“RFS Pharma”).

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

Results of Operations

Three Months Ended December 31, 2008 and 2007

Revenues. Revenues were $0.5 million during each of the quarters ended December 31, 2008 and 2007. Revenues during each period reflect amortization of up-front and subsequent collaborative and license payments received from Roche previously recorded as deferred revenue.

The following is a reconciliation between cash payments received and receivable under contract revenue agreements and contract revenue reported:

	Three Months Ended December 31,
	2008	2007
	(In thousands)
Cash received/receivable	$—	$—
Deferred	—	—
Amortization	464	464

Revenues	$464	$464

Research and Development Expenses. Research and development expenses increased to $14.0 million during the quarter ended December 31, 2008 from $10.5 million in the quarter ended December 31, 2007. This net increase of $3.5 million consists primarily of a $1.9 million increase in Phase 3 registration clinical trial expenses for clevudine, an increase in compensation expenses of $1.0 million ($0.3 million of which was non-cash stock compensation expense) resulting from an increase in headcount, and an increase of $0.6 million for preclinical trial costs for our next generation HCV product candidate, PSI-7851.

General and Administrative Expenses. General and Administrative expenses were $4.1 million during the quarter ended December 31, 2008, an increase of $1.5 million from $2.6 million in the quarter ended December 31, 2007. The increase of $1.5 million was due primarily to increases in compensation expense of $0.8 million ($0.3 million of which was non-cash stock compensation expense), corporate development expense of $0.5 million, and miscellaneous administrative expenses of $0.2 million.

Investment Income. Investment income decreased to $0.1 million during the quarter ended December 31, 2008 from $0.9 million in the quarter ended December 31, 2007. The decrease from the quarter ending December 31, 2007 to the quarter ending December 31, 2008 of $0.8 million was due to lower rates of return on the average invested cash balances.

Interest Expense. Interest expense increased to $0.8 million during the quarter ended December 31, 2008 from $0.4 million in the quarter ended December 31, 2007. The $0.4 million increase in interest expense is due to additional borrowings of long-term debt of $13.3 million ($10.0 million on March 28, 2008 and $3.3 million on December 12, 2008).

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through public and private offerings of our equity securities, payments received under our collaboration agreements, borrowings under our Loan Agreement and government grants. Since our inception, we have raised approximately $173.5 million in net proceeds from sales of our equity securities, including $43.5 million from our common stock offering completed on February 4, 2009 (See Part 1. - Item 1. - Notes to Financial Statements - Note 10. Subsequent Event herein for additional information), $24.1 million from our common stock offering completed on July 21, 2008, and $40.7 million from our IPO, completed May 2, 2007, after deducting offering costs paid during fiscal 2007 ($39.1 million after deducting additional offering costs paid in fiscal 2006). During the three months ended December 31, 2008, we also borrowed $3.3 million in addition to the previously borrowed $20.0 million under our Loan Agreement entered into on September 30, 2007. At December 31, 2008, we held approximately $51.3 million in cash and cash equivalents and approximately $0.5 million of short-term investments, and have invested substantially all of our available cash funds in a mutual fund that invests in short-term U.S. Treasury Obligations or in a money fund account. On January 26, 2009, our $0.5 million of short-term investments matured and these funds are now invested in a money fund account.

Net cash used in operating activities was $15.3 million during the three months ended December 31, 2008 compared to $17.1 million during the three months ended December 31, 2007. The $1.8 million decrease in net cash used in operating activities during the three months ended December 31, 2008, as compared to the same year ago period was due primarily to a decrease in cash outflows associated with changes in operating assets and liabilities of $7.3 million that was mostly offset by an increase in cash outflows for operating expenses of $5.5 million primarily resulting from our phase 3 clinical trials for clevudine.

Net cash used in investing activities, all of which was for the purchase of equipment and leasehold improvements, was $0.2 million and $0.4 million during the three months ended December 31, 2008 and 2007, respectively.

Net cash provided by financing activities was $3.7 million during the three months ended December 31, 2008, compared to $10.3 million during the three months ended December 31, 2007. The net cash provided by financing activities during the three months ended December 31, 2008 includes borrowings of long-term debt of $3.3 million, along with proceeds from the exercise of stock options of $0.4 million. The net cash provided by financing activities during the three months ended December 31, 2007 includes borrowing of long-term debt of $10.0 million, along with proceeds from the exercise of stock options of $0.3 million.

On September 30, 2007, we entered into a Loan Agreement that allowed us to borrow up to $30.0 million in $10.0 million increments (“Loan Agreement”). We borrowed the first and second $10.0 million increments by signing two Secured Promissory Notes (“Notes A and B”) on October 5, 2007 and March 28, 2008. Notes A and B bear interest at 12%. On December 12, 2008, we amended the Loan Agreement and borrowed $3.3 million by signing a Secured Promissory Note (“Note C”). Note C bears interest at 12.5%. Notes A, B and C are to be repaid over a 45-month period with the first 15 monthly payments representing interest only followed by 30 equal monthly payments of principal and interest. The principal monthly repayments on each of the notes begin and end as follows:

Note	Begin	End
Note A	March 1, 2009	August 1, 2011
Note B	August 1, 2009	January 1, 2012
Note C	May 1, 2010	October 1, 2012

Prepayment of the loans made pursuant to the Loan Agreement is subject to penalty and substantially all of our tangible and intangible assets (except for intellectual property) are collateral for the Loan Agreement. Total principal repayments of the three Notes amount to $2.7 million in fiscal 2009, $8.1 million in fiscal 2010, $9.4 million in fiscal 2011, $3.0 million in fiscal 2012, and $0.1 million in fiscal 2013. There are no additional borrowings available under the Loan Agreement.

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

Developing drugs, conducting clinical trials and commercializing products is expensive and we will need to raise substantial additional funds to achieve our strategic objectives. Although we believe our existing cash resources as of December 31, 2008, together with the $43.5 million of net proceeds from our common stock public offering completed on February 4, 2009 (See Part 1. - Item 1. - Notes to Financial Statements - Note 10. Subsequent Event herein for additional information), and anticipated payments under our existing collaboration agreement, will be sufficient to fund our projected cash requirements for the next 18 months, we will require additional financing in the future to complete our clinical trials for clevudine and fund our other operations. Additional financing may not be available on acceptable terms, if at all. Our future capital requirements will depend on many factors, including:

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

Until we can generate significant continuing revenues, we expect to satisfy our future cash needs through payments received under our collaborations, debt or equity financings, or by out-licensing other product candidates or intellectual property. We cannot be certain that additional funding will be available in sufficient amounts to us on acceptable terms, or at all. If funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or our commercialization efforts.

Contractual Obligations and Commitments

In May 2005, we entered into an operating lease for office and laboratory space through May 22, 2010, in Princeton, New Jersey. In April 2007, we entered into a lease for office space in Durham, North Carolina that, after amending the lease on February 2, 2009, ends on April 30, 2011. We executed three secured promissory notes totaling $23.3 million; $10.0 million in October 2007 and March 2008, and $3.3 million in December 2008. The secured promissory notes require payments of interest only for the first 15 months followed by 30 equal monthly payments of principal and interest. As of December 31, 2008, future payments under the Loan Agreement and minimum future payments under non-cancellable operating leases (including the lease extension noted above) are as follows:

		Payments Due By Period
	Total	Less than 1 year	1-3 Years	4-5 Years	After 5 Years
	(In thousands)
Debt obligations
Debt maturities	$23,333	$4,474	$17,631	$1,228	$—
Contractual interest	5,235	2,620	2,544	71	—
Capital lease obligations
Debt maturities	—	—	—	—	—
Contractual interest	—	—	—	—	—
Operating leases	1,355	914	441
Purchase obligations	—	—	—	—	—

Total contractual obligations	$29,923	$8,008	$20,616	$1,299	$—

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

Revenue Recognition

We recognize revenues in accordance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB No. 104”). SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectability is reasonably assured. For agreements containing multiple elements, the company follows the guidance in Financial Accounting Standards Board’s (“FASB”) Emerging Issue Task Force (“EITF”) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF No. 00-21”). In accordance with SAB No. 104 and EITF No. 00-21, the elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the collaborator and whether there is objective and reliable evidence of the fair value of the undelivered obligation(s). The consideration received is allocated among the separate units either on the basis of each unit’s fair value or using the residual method, and the applicable revenue recognition criteria are applied to each of the separate units.

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

Stock-based Compensation

We account for stock-based employee compensation arrangements in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“SFAS 123R”). SFAS 123R requires companies to recognize stock compensation expense for awards of equity instruments to employees based on grant-date fair value of those awards (with limited exceptions). We adopted SFAS 123R using the modified prospective method, which results in recognition of compensation expense for all share-based awards granted or modified after October 1, 2006 as well as all unvested awards outstanding at the date of adoption. The cost is recognized as compensation expense over the life of the instruments, based upon the grant-date fair value of the equity or liability instruments issued. Stock options granted to consultants are periodically valued as they vest in accordance with EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, using a Black-Scholes option pricing model. The fair value of our employee and director options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended December 31,
	2008	2007
Risk free interest rate	3.19%	4.27%
Expected dividend yield	0.0%	0.0%
Expected lives (years)	5.98	6.07
Expected volatility	54.39%	57.83%
Weighted-average fair value of options granted	$9.97	$7.96

Recently Issued Accounting Standards

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

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”) which changes the accounting for business acquisitions. SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS 141R is not expected to have a material impact on us.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, (“SFAS 160”) which establishes new standards governing the accounting for and reporting of noncontrolling interests (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decrease in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also requires changes to certain presentation and disclosure requirements. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The provisions of the standard are to be applied to all NCIs prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively to all periods presented. The adoption of SFAS 160 is not expected to have a material impact on us.

Recently Adopted Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. We adopted SFAS 157 on October 1, 2008. Adoption of SFAS 157 did not have a material impact on our financial position or results of operations.

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. We adopted SFAS 159 on October 1, 2008. Adoption of SFAS 159 did not have a material impact on our financial position or results of operations.

In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities. Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided. We adopted EITF 07-3 on October 1, 2008. Adoption of EITF 07-3 did not have a material impact on our financial position or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Regarding our exposure to interest rate risk, there have been no material changes to the information in our Annual Report on Form 10-K filed with the SEC on December 11, 2008. In summary, we invest our excess cash in high quality, interest-bearing securities. The primary objective of our investment activities is to preserve principal while at the same time maximize yields without significantly increasing risk. To achieve this objective, we invest in highly liquid mutual and money market funds, and high quality marketable debt instruments of corporations, government agencies and financial institutions with maturities of less than two years. In addition, the $20.0 million we borrowed during fiscal 2008 has a fixed interest rate of 12% and the $3.3 million we borrowed during the three months ended December 31, 2008 has a fixed interest rate of 12.5%.

Foreign Currency Exchange Rate Risk

Regarding our exposure to foreign currency exchange rate risk, there have been no material changes to the information in our Annual Report on Form 10-K filed with the SEC on December 11, 2008. In summary, we have entered into some agreements denominated, wholly or partly, in foreign currencies, and, in the future, we may enter into additional agreements denominated in foreign currencies. If the values of these currencies increase against the United States dollar, our costs would increase. To date, we have not entered into any contracts to reduce the risk of fluctuations in currency exchange rates. In the future, depending upon the amounts payable under any such agreements, we may enter into forward foreign exchange contracts to reduce the risk of unpredictable changes in our costs. However, due to the variability of timing and amount of payments under any such agreements, foreign exchange contracts may not mitigate the potential adverse impact on our financial results.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of December 31, 2008. Based on that evaluation, management concluded that these controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified in SEC rules and forms.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors discussed in Part I, “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended September 30, 2008 (“Form 10-K”). You should carefully consider the risks described in our Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the risks actually occur, our business, financial conditions or results of operations could be negatively affected.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1	First Amendment of Venture Loan and Security Agreement and Warrant by and between Pharmasset, Inc. and Horizon Technology Funding Company V LLC dated December 12, 2008 (Exhibit 10.1)(1)

10.2	Secured Promissory Note in favor of Horizon Technology Funding Company V LLC dated December 12, 2008 (Exhibit 10.2)(1)

31.1*	Rule 13a-14(a)/15d-14(a) Certification

31.2*	Rule 13a-14(a)/15d-14(a) Certification

32*	Section 1350 Certifications

* - Filed herewith.

(1) - Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on December 12, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARMASSET, INC.

Date:	February 9, 2009	By:	/s/ Kurt Leutzinger
Kurt Leutzinger Chief Financial Officer (duly authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications