Form 10-Q
period 2009-12-31
Pharmasset Inc
filed 2010-02-09
CIK 1301081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of February 2, 2010 was 30,156,473.

PHARMASSET, INC.

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2009

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. The forward-looking statements are principally contained in the sections entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “potential,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. These forward-looking statements include statements about the following:

•

our product development efforts, primarily with respect to the preclinical and clinical trial results and regulatory approval of RG7128, PSI-7977 (an isomer of PSI-7851), PSI-938, and PSI-879 for the treatment of hepatitis C virus (“HCV”) and, secondarily, the development of RacivirTM for the treatment of human immunodeficiency virus (“HIV”);

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

Forward-looking statements reflect our current views with respect to future events and are subject to risks and uncertainties. We discuss many of the risks and uncertainties associated with our business in greater detail in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009 under the heading “Risk Factors.” Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. All forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q.

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

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PHARMASSET, INC.

CONDENSED BALANCE SHEETS

(in thousands, except par value, share and per share amounts)

	As of December 31, 2009	As of September 30, 2009
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$42,273	$58,408
Amounts due from collaboration partner	52	369
Prepaid expenses and other assets	564	1,656

Total current assets	42,889	60,433

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
Equipment	3,638	3,613
Leasehold improvements	1,837	1,837

	5,475	5,450
Less accumulated depreciation and amortization	(3,669)	(3,419)

Total equipment and leasehold improvements, net	1,806	2,031
Restricted cash	100	100
Other assets	160	172

Total	$44,955	$62,736

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$8,030	$7,513
Accounts payable	2,445	2,533
Accrued expenses	3,813	7,675
Deferred rent	48	80
Deferred revenue	985	985

Total current liabilities	15,321	18,786
Deferred revenue	2,710	2,956
Long-term debt, net of discount of $376 and $472 as of December 31, 2009 and September 30, 2009, respectively	9,834	12,096

Total liabilities	27,865	33,838

Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 100,000,000 shares authorized, 28,318,573 and 28,268,004 shares issued and outstanding at December 31, 2009, and September 30, 2009, respectively	28	28
Warrants to purchase 127,248 shares of common stock for $12.05 per share as of December 31, 2009 and September 30, 2009, respectively	1,230	1,230
Additional paid-in capital	197,086	195,025
Accumulated deficit	(181,254)	(167,385)

Total stockholders’ equity	17,090	28,898

Total	$44,955	$62,736

See notes to financial statements.

PHARMASSET, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE NET LOSS

(UNAUDITED)

(in thousands except share and per share amounts)

	Three Months Ended December 31,
	2009	2008
Revenues	$269	$464

COSTS AND EXPENSES:
Research and development	9,197	14,023
General and administrative	4,239	4,069

Total costs and expenses	13,436	18,092

Operating Loss	(13,167)	(17,628)
Investment Income	4	110
Interest Expense	(706)	(757)

Loss before income taxes	(13,869)	(18,275)
Provision for income taxes	—	—

Net loss	$(13,869)	$(18,275)

COMPREHENSIVE NET LOSS:
Net loss	$(13,869)	$(18,275)
Unrealized gain (loss) on available-for-sale investments	—	1

Comprehensive net loss	$(13,869)	$(18,274)

NET LOSS PER SHARE:
Basic	$(0.49)	$(0.78)
Diluted	$(0.49)	$(0.78)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	28,287,609	23,369,487
Diluted	28,287,609	23,369,487

See notes to financial statements.

PHARMASSET, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,869)	$(18,275)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	250	249
Non-cash stock compensation	1,791	1,401
Non-cash interest expense	118	131
Changes in operating assets and liabilities:
Amounts due from collaboration partner, prepaid expenses and other assets	1,398	619
Accounts payable	(88)	1,242
Accrued expenses	(3,862)	(123)
Deferred rent	(31)	(31)
Deferred revenue	(246)	(464)

Net cash used in operating activities	(14,539)	(15,251)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and leasehold improvements	(25)	(179)

Net cash used in investing activities	(25)	(179)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	3,333
Proceeds from exercise of stock options	270	381
Principal payments on long-term debt	(1,841)	—
Principal payments on capital lease obligations	—	(41)

Net cash provided by (used in) financing activities	(1,571)	3,673

Net increase (decrease) in cash and cash equivalents	(16,135)	(11,757)
Cash and cash equivalents - Beginning of period	58,408	63,073

Cash and cash equivalents - End of period	$42,273	$51,316

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$588	$626
Noncash transactions:
Unrealized gain (loss) on available-for-sale investments	$—	$1
Value of warrants granted in connection with debt financing	$—	$90

See notes to financial statements.

Pharmasset, Inc.

Notes to Financial Statements (Unaudited)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business - Pharmasset, Inc. (“Pharmasset” or the “Company”) is a clinical-stage pharmaceutical company committed to discovering, developing, and commercializing novel drugs to treat viral infections. The Company’s primary focus is on the development of nucleoside/tide analogs as oral therapeutics for the treatment of chronic hepatitis C virus (“HCV”) infection and secondarily, on the development of RacivirTM for the treatment of human immunodeficiency virus (“HIV”) infection. Nucleoside/tide analogs are a class of compounds which act as alternative substrates for the viral polymerase, thus inhibiting viral replication. The Company currently has three clinical-stage product candidates, two of which it is developing itself and one of which it is developing with a strategic partner. The Company is also advancing a series of preclinical candidates in preparation for clinical development. The Company’s three clinical stage product candidates are:

•

RG7128 (formerly R7128), a first generation HCV nucleoside polymerase inhibitor the Company is developing through a strategic collaboration with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (collectively, “Roche”). RG7128 is in a Phase 2b clinical trial in combination with Pegasys® (pegylated interferon) plus Copegus® (ribavirin), the standard of care for treating HCV. In addition, RG7128 recently completed INFORM-1, a study designed to investigate the combination of two oral, direct acting antivirals (“DAAs”) in the absence of pegylated interferon and ribavirin. Both of these studies are being conducted by Roche;

•	PSI-7977 (an isomer of PSI-7851), a second generation HCV nucleotide polymerase inhibitor that is in a Phase 2a clinical trial; and

•	Racivir, for the treatment of HIV in combination with other approved HIV drugs, which has completed a Phase 2 clinical trial.

The Company is subject to risks common to companies in the pharmaceutical industry including, but not limited to risks and uncertainties relating to product development, protection of proprietary intellectual property, compliance with government regulations, dependence on key personnel, the need to obtain additional financing, uncertainty of market acceptance of products, and product liability. (See Part II, Item 1A. - Risk Factors for additional information.)

Basis of Presentation - The Company was incorporated as Pharmasset, Inc. under the laws of Delaware on June 8, 2004. Management has evaluated subsequent events for disclosure or recognition in the accompanying financial statements up to the filing of this report on February 9, 2010 (see Note 10 for disclosures regarding the common stock offering the Company completed on February 2, 2010).

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, which include normal recurring adjustments, necessary to present fairly the Company’s interim financial information. The accompanying unaudited condensed financial statements and notes to the condensed financial statements should be read in conjunction with the audited financial statements for the fiscal year ended September 30, 2009 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on November 25, 2009.

Pharmasset, Inc.

Notes to Financial Statements (Unaudited)—(Continued)

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

Equipment and Leasehold Improvements - Equipment and leasehold improvements are recorded at cost and are depreciated using the straight-line method over the following estimated useful lives of the assets: computer equipment—three years; laboratory and office equipment—seven years; and leasehold improvements—the lesser of the estimated useful life of the asset or the lease term. Expenditures for maintenance and repairs are expensed as incurred. Capital expenditures which improve and extend the life of the related assets are capitalized.

Intangible Assets - Intangible assets are recorded at cost and are amortized on a straight-line basis over the estimated useful life. The estimated useful life is determined based upon a review of several factors including the nature of the asset, its expected use, length of the agreement and the period over which benefits are expected to be received from the use of the asset.

Impairment of Long-Lived Assets - The Company continually evaluates whether events or circumstances have occurred that indicate the estimated remaining useful lives of long-lived assets may require revision or that the carrying value of these assets may be impaired. To determine whether assets have been impaired, the estimated undiscounted future cash flows for the estimated remaining useful life of the respective assets are compared to the carrying value. To the extent that the undiscounted future cash flows are less than the carrying value, a new fair value of the asset is required to be determined. If such fair value is less than the current carrying value, the asset is written down to its estimated fair value.

Fair Value of Financial Instruments - The Company categorizes its financial assets based on the priority of the inputs to the valuation technique into a three-level fair value hierarchy as set forth below. Except for the Company’s debt with its lender (See Note 5), the Company does not have any financial liabilities that are required to be measured at fair value on a recurring basis. If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Financial assets recorded on the balance sheets are categorized as follows:

•

Level 1 – Financial assets whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market which the Company has the ability to access at the measurement date (examples include active exchange-traded equity securities and most U.S. Government and agency securities).

Pharmasset, Inc.

Notes to Financial Statements (Unaudited)—(Continued)

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

As of December 31, 2009 and September 30, 2009, the Company did not have any Level 2 or 3 financial assets and the Company’s Level 1 financial assets were as follows:

	Level 1
	December 31, 2009	September 30, 2009
	(in thousands)
Money Market Funds	$702	$16,838
Mutual Funds (invested in short-term U.S. Treasury Obligations)	41,571	41,570
Certificate of Deposit	100	100

Total	$42,373	$58,508

The Certificate of Deposit included above as of December 31, 2009 and September 30, 2009 is for a letter of credit in place to support a performance bond required to ensure payment of import duties on supplies used in the Company’s development programs, and is classified as Restricted Cash on the balance sheet as of December 31, 2009 and September 30, 2009.

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

During the three months ended December 31, 2009 and 2008, the Company derived all of its revenues from one customer (See Note 4.)

Revenue Recognition - The Company recognizes revenues when all of the following four criteria are present: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectability is reasonably assured. For arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets, the elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the collaborator and whether there is objective and reliable evidence of the fair value of the undelivered obligation(s). The consideration received is allocated among the separate units either on the basis of each unit’s fair value or using the residual method and the applicable revenue recognition criteria is applied to each of the separate units.

Pharmasset, Inc.

Notes to Financial Statements (Unaudited)—(Continued)

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

Research and Development Expenses - Research and development expenses consist primarily of salaries and related personnel expenses, fees paid to external service providers, costs of preclinical studies and clinical trials, drug and laboratory supplies, costs for facilities and equipment, and the costs of intangibles that are purchased from others for use in research and development activities, such as in-licensed product candidates, that have no alternative future uses. Research and development expenses are included in operating expenses when incurred. Reimbursements received from the Company’s collaborator(s) for third-party research and development expenses incurred by the Company on their behalf are recorded as a contra-expense. Amounts due from collaborators for reimbursement of research and development expenses are recorded on the balance sheets as “Amounts due from collaboration partner.”

Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized. Such amounts are then recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided.

Stock-Based Compensation - The Company recognizes stock compensation expense for awards of equity instruments to employees and directors based on the grant-date fair value of those awards (with limited exceptions). The grant-date fair value of the award is recognized as compensation expense on a straight-line basis over the requisite service period. Equity instruments granted to consultants are periodically valued and recorded as stock compensation expense as the equity instrument vests.

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

Pharmasset, Inc.

Notes to Financial Statements (Unaudited)—(Continued)

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

On October 1, 2007, the Company adopted a new comprehensive model for how it recognizes, measures, presents, and discloses in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). Under this new comprehensive model, the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts.

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

	Three Months Ended December 31,
	2009	2008
	(In thousands, except per share amounts)
Numerator:
Net loss	$(13,869)	$(18,275)

Denominator:
Weighted average common shares outstanding used in calculation of basic net loss per share	28,288	23,369
Effect of dilutive securities:
Common stock options	—	—
Common stock warrants	—	—

Weighted average common shares outstanding used in calculation of diluted net loss per share	28,288	23,369

Net loss per share:
Basic	$(0.49)	$(0.78)

Diluted	$(0.49)	$(0.78)

Pharmasset, Inc.

Notes to Financial Statements (Unaudited)—(Continued)

The following table summarizes the securities outstanding at the end of each period with the potential to become common stock that have been excluded from the computation of diluted net income (loss) attributable to common stockholders per share, as their effect would have been anti-dilutive.

	Three Months Ended December 31,
	2009	2008
	(In thousands)
Options to purchase common stock	3,058	2,804
Common stock warrants	127	127

Total	3,185	2,931

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

Recently Issued Accounting Pronouncements - In September 2009, the FASB Emerging Issues Task Force, or EITF, issued guidance on accounting for multiple-deliverable revenue arrangements that provides principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated and the consideration allocated. This guidance requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price. The update eliminates the use of the residual method and requires an entity to allocate revenue using the relative selling price method and also significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. This guidance should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. The Company is currently evaluating the impact, if any, of adopting this guidance on its financial statements.

In June 2009, the FASB issued guidance to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity and requires on-going reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. It also requires the elimination of the quantitative approach for determining the primary beneficiary of a variable interest entity and amends certain guidance for determining whether an entity is a variable interest entity requiring enhanced disclosure that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

Pharmasset, Inc.

Notes to Financial Statements (Unaudited)—(Continued)

3. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	As of December 31, 2009	As of September 30, 2009
	(In thousands)
Accrued clinical trial expenses	$1,461	$4,274
Accrued compensation	504	1,623
Accrued legal fees	1,400	1,165
Other accrued expenses	448	613

	$3,813	$7,675

4. CONTRACT REVENUE AGREEMENTS

The following is a reconciliation between cash payments received and receivable under contract revenue agreements and contract revenues reported:

	Three Months Ended December 31,
	2009	2008
	(In thousands)
Cash received/receivable	$23	$—
Deferred	—	—
Amortization	246	464

Revenues	$269	$464

The Company recorded revenues from the collaboration agreement with Roche comprising 100% of total revenues during the three months ended December 31, 2009 and 2008. Revenues during each period primarily reflect amortization of up-front and subsequent collaborative and license payments received from Roche previously recorded as deferred revenue.

Roche - In October 2004, the Company entered into a collaboration and license agreement with Roche to develop PSI-6130 and PSI-6130 prodrugs (including RG7128) for treating chronic HCV infection, and to discover chemically related nucleoside polymerase inhibitors pursuant to a research collaboration. The research collaboration ended in December 2006 with no additional rights being conferred upon Roche. The Company granted Roche worldwide rights, excluding Latin America and Korea, to PSI-6130 and its prodrugs. Roche paid the Company an up-front payment of $8.0 million and agreed to pay future research and development costs. The up-front payment has been recorded as deferred revenue and is being amortized over the estimated development period. The portion of the above payments recorded as deferred revenue on the Company’s balance sheets as of December 31, 2009 and September 30, 2009 was $3.7 million and $3.9 million, respectively. Roche is also required to make certain future payments to the Company for RG7128 upon the achievement of predefined development and marketing milestones in Roche’s territories. In addition, the Company will receive royalties paid as a percentage of total annual net product sales, if any in Roche licensed territories, and the Company will be entitled to receive one time performance payments should net sales from the product exceed specified thresholds.

The Company retained certain co-promotion rights in the United States. The Company will be required to pay Roche royalties on net product sales, if any, in the territories the Company has retained. Prior to the transfer of the IND for RG7128 to Roche, which occurred during December 2008, Roche funded and the Company was responsible for preclinical work, the IND submission, and the initial clinical trial, while Roche managed other preclinical studies and clinical development. Roche reimbursed the Company approximately $14 thousand and $0.4 million during the three months ended December 31, 2009 and 2008, respectively, under this agreement. Roche will continue to fund all of the expenses of, and be responsible for, other preclinical studies and future clinical development of RG7128 in the territories licensed to Roche. Roche and the Company will continue to jointly oversee all development and marketing activities of RG7128 in the territories licensed to Roche.

Pharmasset, Inc.

Notes to Financial Statements (Unaudited)—(Continued)

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

Prepayment of the loans made pursuant to the Loan Agreement is subject to penalty and substantially all of the Company’s tangible and intangible assets (except for intellectual property) are collateral for the Loan Agreement. Future total principal repayments of the three Notes amount to $5.6 million in fiscal 2010, $9.5 million in fiscal 2011, $3.0 million in fiscal 2012, and $0.1 million in fiscal 2013. There are no additional borrowings available under the Loan Agreement.

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

In conjunction with entering into the Loan Agreement, the Company granted warrants to the lender to purchase shares of the Company’s common stock (See Note 7). Since these warrants were granted in conjunction with entering into the Loan Agreement and with the intention of executing promissory notes, the relative fair value of the warrant was recorded as equity and deferred interest as the warrants became exercisable and the deferred financing costs and debt discount are being amortized over the term of the promissory notes using the effective interest method.

6. STOCK COMPENSATION

The Company’s 1998 Stock Plan (“1998 Plan”), as amended, was originally adopted by its board of directors during 1998 and subsequently amended in 2000, 2004, and 2006. A maximum of 3,517,015 shares of the Company’s common stock are authorized for issuance under the 1998 Plan. The purpose of the 1998 Plan is to provide an incentive to officers, directors, employees, independent contractors, and to other persons who provide significant services to the Company. Upon the closing of the IPO, which occurred on May 2, 2007, the Company adopted the 2007 Equity Incentive Plan (“2007 Plan”). Upon the adoption of the 2007 Plan, no additional awards will be issued under the 1998 Plan and the shares remaining for future grant under the 1998 Plan were transferred to the 2007 Plan. On September 23, 2009, the Company’s stockholders approved amendments to the 2007 Plan to remove a provision that allowed for repricing stock options without stockholder approval, added certain minimum vesting periods for nonperformance based grants, and increased the number of shares authorized under the 2007 Plan by 1,000,000 shares (the “Revised 2007 Plan”). As of December 31, 2009, 664,166 shares of the Company’s common stock were reserved for future grants of stock options, stock appreciation rights, restricted stock, deferred stock, restricted stock units, performance shares, phantom stock, and similar types of stock awards as well as cash awards. Options granted under the Revised 2007 Plan may be either “incentive stock options,” as defined under Section 422 of the Code or

Pharmasset, Inc.

Notes to Financial Statements (Unaudited)—(Continued)

nonstatutory stock options. Options granted under the Revised 2007 Plan shall be at per share exercise prices equal to the fair value of the shares on the dates of grant. The Revised 2007 Plan will terminate in fiscal 2017 unless it is extended or terminated earlier pursuant to its terms.

Stock Options - The assumptions used and weighted-average information for employee and director grants for the three months ended December 31, 2009 and 2008 are as follows:

	Three Months Ended December 31,
	2009	2008
Risk free interest rate	2.91%	3.19%
Expected dividend yield	0.0%	0.0%
Expected lives (years)	6.00	5.98
Expected volatility	64.25%	54.39%
Weighted-average fair value of options granted	$13.11	$9.97

Generally, stock options granted under these plans have a contractual life of ten years and vest pro rata over a four year term. A summary of the Company’s stock option activity during the three months ended December 31, 2009 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding - September 30, 2009	2,548,700	$10.26
Granted (unaudited)	566,691	$21.65
Exercised (unaudited)	(50,571)	$5.34
Forfeited (unaudited)	(6,409)	$21.97

Outstanding - December 31, 2009 (unaudited)	3,058,411	$12.43

Exercisable - September 30, 2009	1,481,788	$6.97

Exercisable - December 31, 2009 (unaudited)	1,672,754	$8.34

The range of exercise prices of stock options outstanding at December 31, 2009 was $3.00 to $32.00. The weighted average remaining contractual life of stock options outstanding at December 31, 2009 was 7.57 years. The total intrinsic value of options exercised during the quarter ended December 31, 2009 was $788,719. The Company recognized compensation expense of $1,725,273 and $1,400,877 during the three months ended December 31, 2009 and 2008, respectively, related to stock options issued to non-employees and employees. As of December 31, 2009 and September 30, 2009, $12,029,441 and $6,937,089, respectively, of deferred stock-based compensation expense related to non-employee and employee stock options remained unamortized. The unamortized amount of $12,029,441 as of December 31, 2009 has a weighted-average period of approximately 1.57 years to be recognized.

Pharmasset, Inc.

Notes to Financial Statements (Unaudited)—(Continued)

Outstanding as of December 31, 2009				Exercisable as of December 31, 2009
Number of Options	Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
1,040,741	3.00 - 4.49	5.73	$3.45	942,249	$3.38
9,419	4.50 - 5.99	7.22	$5.54	3,856	$5.59
37,268	6.00 - 7.49	1.78	$6.40	37,267	$6.40
88,666	7.50 - 10.49	7.23	$8.87	81,166	$8.90
691,926	10.50 - 15.00	7.84	$13.68	337,501	$13.66
1,189,391	15.01 - 29.99	9.23	$20.06	270,277	$19.10
1,000	30.00 - 45.00	8.06	$32.00	438	$32.00

As of December 31, 2009, after considering estimated forfeitures, there were 2,924,167 options outstanding that were either vested or expected to vest in the future, of which 1,672,754 options were currently exercisable, with weighted average exercise prices of $12.22 and $8.34 per share, aggregate intrinsic values of $25,311,203 and $20,715,136, and weighted average remaining contractual terms of 7.52 and 6.57 years, respectively.

Restricted Stock - During the fiscal year ended September 30, 2008, the Company issued a total of 40,666 shares of restricted stock to its non-employee directors and to a consultant. The restricted stock issued to each non-employee director vested on July 16, 2009. The restricted stock issued to the consultant vests quarterly over a four year period. On March 24, 2009, the Company issued a total of 14,000 shares of restricted stock to its non-employee directors that vest one year from the date of grant, as long as the director continues to serve on the Company’s board of directors on that date, unless the failure to be so engaged is due solely to the fact that the director is nominated but not re-elected to serve as a director. As of December 31, 2009, holders were vested in 34,000 of the 54,666 restricted shares outstanding, leaving a total of 20,666 restricted shares unvested as of quarter end.

With regard to the restricted stock granted to the non-employee directors, the fair value of the restricted stock issued was determined using the closing price of the Company’s common stock as reported on the Global Market of The NASDAQ Stock Market LLC (“NASDAQ”) on the date of grant and is recognized as stock-based compensation expense evenly over the vesting period. The weighted average fair value of the shares granted in fiscal 2008 and fiscal 2009 was $20.01 and $8.92 per share, respectively.

With regard to the restricted stock granted to the consultant, stock-based compensation expense equal to the fair value of the restricted shares that vest is recorded on a quarterly basis over the vesting period. The fair value of each of the restricted shares that vest is equal to the fair value of a share of the Company’s common stock as of each vesting date.

The Company recognized compensation expense of $65,976 during the three months ended December 31, 2009 related to restricted stock issued to its non-employee directors and to the consultant. Unrecognized compensation expense for the restricted shares granted to the non-employee directors was $28,055 at December 31, 2009. This amount will be recognized over the remaining vesting period of the restricted shares.

7. STOCKHOLDERS’ EQUITY (DEFICIT) AND WARRANTS

Common Stock - As of December 31, 2009, the Company had 100,000,000 shares of common stock authorized with a par value of $0.001 and the Company had reserved 3,058,411 shares of common stock for issuance upon the exercise of outstanding common stock options. Also, 664,166 shares of the Company’s common stock were reserved for future grants of stock options (or other similar equity instruments) under the Company’s Revised 2007 Plan as of December 31, 2009. In addition, 127,248 shares of the Company’s common stock were reserved for future exercise of outstanding warrants as of December 31, 2009.

Pharmasset, Inc.

Notes to Financial Statements (Unaudited)—(Continued)

Initial Public Offering - On May 2, 2007, the Company completed an IPO of 5,050,000 shares of its common stock (including the underwriters’ exercise of a portion of their over-allotment option) at a public offering price of $9.00 per share. Net cash proceeds from the IPO were $40.7 million after deducting offering costs paid during fiscal 2007.

Warrants - In conjunction with entering into a Loan Agreement and with executing three secured promissory notes (See Note 5), the Company granted warrants to the lender to purchase 127,248 shares of the Company’s common stock. The warrants expire seven years from the date of grant (or upon a change of control as defined in the Loan Agreement) as follows: 66,390 expire on September 30, 2014, 49,793 expire on March 28, 2015, and 11,065 expire on December 12, 2015.

8. INCOME TAXES

Income tax expense was $0 during the three months ended December 31, 2009 and 2008. The Company’s effective tax rate for the three months ended December 31, 2009 and 2008 was 0% due to uncertainties related to the realizability of the deferred tax assets as a result of the Company’s history of operating losses. The net deferred tax asset as of December 31, 2009 remains fully offset by a valuation allowance since it is more likely than not that such tax benefits will not be realized.

As of September 30, 2009, the Company had United States federal net operating loss carryforwards of approximately $144.9 million available to offset future taxable income, if any. Of the federal net operating losses, $10.5 million was generated from windfall tax benefit stock option deductions. The tax benefit of this portion of the net operating loss will be accounted for directly to equity as additional paid in capital as the stock option related losses are utilized. As of September 30, 2009, the Company also had research and development tax credits of approximately $138,159 available to offset future tax liabilities. The loss carryovers and the research and development tax credits expire over a period of 2020 to 2029.

As of October 1, 2007, the Company’s unrecognized tax benefits were $126,000 and have not significantly changed as of December 31, 2009. The Company does not expect any significant changes to the unrecognized tax benefits within 12 months of the reporting date.

The IRS could challenge tax positions taken by the Company for the periods for which there are open tax years. The Company is open to challenge for the periods of 2004-2008 from federal and state jurisdictions.

Under Section 382 of the Internal Revenue Code (the “Code”), utilization of the net operating loss and research and development tax credit carryforwards may be subject to a limitation if a change in ownership of the Company, as defined in the Code, occurred previously or could occur in the future. The Company completed a Section 382 analysis regarding limitation of its net operating loss and research and development credit carryforwards that covered the period three years prior to its IPO on May 2, 2007 through its follow-on public offering of its common stock on February 5, 2009, and concluded that a change in control occurred at the Company during the quarter ended September 30, 2008. This change in control limits the future use of the Company’s net operating loss and research and development credit carryforwards from fiscal 2008 and prior years. However, based upon the Company’s financial projections, it does not believe that this limitation will result in the expiration of any of these net operating loss and research and development credit carryforwards before they are able to be utilized. Changes in ownership subsequent to this period could lead to a change in the limitation in future years, which could impact the use of the Company’s net operating loss and research and development credit carryforwards generated in the affected years. Any limitation may result in expiration of a portion of the NOL or research and development credit carryforwards before utilization, which would reduce the Company’s gross deferred tax assets. The Company will continue to monitor changes in its ownership and will update its Section 382 analysis when it believes a change in control may have occurred.

9. COMMITMENTS AND CONTINGENCIES

On May 23, 2005, the Company entered into an operating lease for office and laboratory space through May 22, 2010, in Princeton, New Jersey. Monthly lease payments began May 23, 2005. On June 2, 2009, the Company entered into an extension and modification of the lease, extending the term of the lease for an additional five years, from May 22, 2010

Pharmasset, Inc.

Notes to Financial Statements (Unaudited)—(Continued)

through May 22, 2015. The Company also leases office space in Durham, North Carolina. Monthly lease payments began May 1, 2007 and, after amending the lease term on February 2, 2009, end on April 1, 2011. In January 2007, the Company entered into a capital lease for lab equipment with principal and interest payments of $14,044 due monthly through December 2008.

As of December 31, 2009, minimum future payments under non-cancellable operating leases are as follows:

December 31, 2009
(In thousands)
Fiscal 2010	483
Fiscal 2011	884
Fiscal 2012	835
Fiscal 2013	835
Fiscal 2014	835
Thereafter	537

Total minimum payments required	$4,409

Under our collaboration and license agreement with Bukwang Pharmaceutical Company Ltd. for clevudine, up to an aggregate of $23.0 million in milestone payments are payable in the future if certain development, regulatory and commercialization events occur, which are not expected to occur due to the Company’s termination of the registration studies of clevudine. Under a license agreement with Emory University for Racivir, the Company agreed to pay Emory University up to an aggregate of $1.0 million in future marketing milestone payments. None of these potential future payments are included in the Company’s financial statements, as the payments are contingent on the achievement of milestones, which it has not yet achieved.

10. SUBSEQUENT EVENT

On February 2, 2010, the Company completed an underwritten public offering of 1,830,400 shares of the Company’s common stock (which included the underwriter’s exercise in full of its over-allotment option) for a price to the public of $18.75 per share. The underwriter purchased the shares from the Company at a price of $18.00, pursuant to the underwriting agreement. The net proceeds from the sale of the shares, after deducting the underwriter’s discount and estimated offering expenses, was $32.7 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with our condensed financial statements and the related notes to those condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Overview

We are a clinical-stage pharmaceutical company committed to discovering, developing, and commercializing novel drugs to treat viral infections. Our primary focus is on the development of nucleoside/tide analogs as oral therapeutics for the treatment of chronic hepatitis C virus (“HCV”) infection and, secondarily, on the development of RacivirTM for the treatment of human immunodeficiency virus (“HIV”) infection. Nucleoside/tide analogs are a class of compounds which act as alternative substrates for the viral polymerase, thus inhibiting viral replication. We currently have three clinical-stage product candidates, two of which we are developing ourselves and one of which we are developing with a strategic partner. We are also advancing a series of preclinical candidates in preparation for clinical development. Our three clinical stage product candidates are:

•

RG7128 (formerly R7128), a first generation HCV nucleoside polymerase inhibitor we are developing through a strategic collaboration with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (collectively, “Roche”). RG7128 is in a Phase 2b clinical trial in combination with Pegasys® (pegylated interferon) plus Copegus® (ribavirin), the standard of care for treating HCV. In addition, RG7128 recently completed INFORM-1, a study designed to investigate the combination of two oral, direct acting antivirals (“DAAs”) in the absence of pegylated interferon and ribavirin. Both of these studies are being conducted by Roche;

•	PSI-7977 (an isomer of PSI-7851), a second generation HCV nucleotide polymerase inhibitor that is in a Phase 2a clinical trial; and

•	Racivir, for the treatment of HIV in combination with other approved HIV drugs, which has completed a Phase 2 clinical trial.

In addition, we nominated PSI-938 and PSI-879 as third generation nucleotide development candidates for the treatment of HCV, each of which could potentially be used in combination with our current nucleoside/tides, RG7128 or PSI-7977. PSI-938 and PSI-879 are proprietary purine nucleotide analog inhibitors of HCV polymerase that are in preclinical studies required for submission of an Investigational New Drug (“IND”) application with the U.S. Food and Drug Administration (“FDA”) or equivalent foreign regulatory application.

We are continuing to research nucleoside/tide analogs (both pyrimidines and purines) with the intention of identifying additional product candidates that can potentially be used in combination with our current nucleoside/tides, RG7128 and PSI-7977, in combination with other classes of DAAs, or with pegylated interferon and/or ribavirin for the treatment of HCV. We have identified proprietary nucleotide prodrugs for oral administration that are referred to as phosphate prodrugs because they have the ability to deliver the biologically available monophosphate forms of the compounds into infected cells, thus bypassing a rate-limiting step in the metabolic pathway to the active triphosphate form of the drug. The goal of these efforts is to identify compounds with improved potency, safety, convenience, oral bioavailability, and increased intrahepatic nucleotide triphosphate levels. Certain of these compounds have demonstrated exceptional in vitro anti-HCV activity, with up to 100 times greater potency than PSI-6130 (of which RG7128 is a prodrug). Early studies in animals indicate that several of these compounds can achieve concentrations of the active triphosphate form in the liver up to 1000 times higher than PSI-6130 at equivalent doses.

We are developing PSI-7977, PSI-938, PSI-879, and Racivir ourselves. We have a strategic collaboration with Roche for the development of PSI-6130 and its prodrugs, including RG7128. Under the collaboration, Roche pays all development costs and provides us with potential income from milestone payments that can be used to fund the advancement of our proprietary product candidates.

Our Product Candidates

Our research and development programs are primarily focused on discovering and developing drugs that treat HCV and, secondarily, on the development of Racivir for the treatment of HIV infection. Our product candidates are nucleoside/tide analogs that we believe have potential competitive advantages with respect to safety, efficacy, drug resistance, and/or convenience of dosing as compared to currently approved drugs and other known investigational agents. The following table summarizes the five product candidates on which we are focusing:

Indication	Product Candidate	Status	Next Expected Milestone(s)	Commercialization Partners
HCV	RG7128	In a Phase 2b clinical trial and recently completed the INFORM-1 study conducted by Roche	Complete enrollment of cohort 2 (remaining 300 patients) in Phase 2b clinical trial by the end of the first calendar quarter of 2010, and the INFORM-2 (Phase 2) study to be initiated by Roche during the first calendar quarter of 2010	Roche

HCV	PSI-7977	In a Phase 2a clinical trial	Report preliminary results from the Phase 2a clinical trial during the third calendar quarter of 2010	—

HCV	PSI-938	In IND-enabling preclinical studies	Submit IND application and initiate a Phase 1 clinical trial during the first calendar quarter of 2010	—

HCV	PSI-879	In IND-enabling preclinical studies	Submit IND application during the fourth calendar quarter of 2010	—

HIV	Racivir	Completed Phase 2 clinical trial	Engage a development partner for a combination drug study	—

Product Candidates for the Treatment of HCV

HCV Background

HCV is a leading cause of chronic liver disease and liver transplants. The World Health Organization estimates nearly 180 million people worldwide, or approximately three percent of the world’s population, are infected with HCV. About 130 million of these individuals are chronic HCV carriers who are at an increased risk of developing liver cirrhosis or liver cancer, approximately 15 million of whom are in the United States, Europe, and Japan. The Center for Disease Control and Prevention (“CDC”), has reported that 4.1 million people in the United States have been infected with HCV, of whom 3.2 million are chronically infected. Of those chronically infected, the majority are undiagnosed and unaware of their HCV infection. Separately, approximately ten percent of diagnosed HCV patients in the United States are treated each year.

At least six major genotypes of HCV have been identified, each with multiple subtypes. Genotypes are designated with numbers (genotypes 1-6) and subtypes with letters. HCV genotypes 1, 2, 3, and 4 have a worldwide distribution, but their prevalence varies from one geographic area to another. Genotype 1 and its subtypes (1a and 1b) are the most common genotype globally, accounting for approximately 70% of infections. In the United States, approximately 67% and 33% of all of the genotype 1 HCV infections are subtypes 1a and 1b, respectively. Patients with genotype 2 or 3 represent approximately 25% of the worldwide chronically infected HCV population and the remaining five percent is comprised of genotypes 4 through 6. Worldwide sales of HCV drugs in 2005 were approximately $2.2 billion and are forecasted to reach more than $8.0 billion in 2015. Historical sales of HCV drugs increased as new therapies were introduced that improved the sustained viral response, or SVR, defined as the inability to detect HCV RNA in a patient’s blood six months after discontinuation of therapy, with a standard PCR test.

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

Patients currently being treated for HCV are given pegylated interferon as a weekly injection, administered together with twice daily ribavirin tablets. The current standard of care, however, has limitations that result in less than optimal sustained virologic response rates. Substantial side effects can render treatment intolerable for many patients. For example, pegylated interferon and ribavirin treated patients can have difficulties with fatigue, bone marrow suppression, anemia, and neuropsychiatric effects. In addition, genotype 1 patients typically receive 48 weeks of pegylated interferon and ribavirin, but less than 50% of these genotype 1 patients achieve an SVR, which many physicians and patients consider a low rate of success. Between 60% and 80% of the genotype 2 and 3 patients treated with pegylated interferon and ribavirin for 24 weeks achieve an SVR. The occurrence of side effects combined with the inconvenient treatment regimen can result in many patients not completing therapy. Furthermore, a majority of individuals with HCV infection are unable to be treated with interferon due to contraindications, such as advanced liver disease or psychiatric conditions. The less than optimal antiviral efficacy, potential for dose-limiting side effects (some of which can be serious), contraindications, and inconvenient dosing regimen illustrate the unmet medical need of the currently available standard of care. Current therapies may also not directly target the virus, suggesting additional patient benefit from agents which directly interfere with hepatitis C virus replication.

Nucleoside/tide Analogs and Other Direct Acting Antivirals for HCV

The hepatitis C virus has several viral specific enzymes that are essential for its replication, thus providing multiple opportunities for therapeutic intervention. Many drug developers have focused on two of these enzymes: the protease (“NS3”) and the polymerase (“NS5b”) of HCV. The goal of HCV drug development is to discover and develop molecules that have a high affinity for binding to these enzymes thereby inhibiting enzymatic activity and, in turn, inhibiting viral replication. These compound classes are often referred to as protease inhibitors and polymerase inhibitors. There are two types of polymerase inhibitors which have different mechanisms of action. Nucleoside/tide analog polymerase inhibitors work by acting as alternative substrates that block the synthesis of HCV RNA, which is essential for the virus to replicate. The other type of polymerase inhibitor, non-nucleoside polymerase inhibitors, binds directly to the polymerase enzyme, causing a change in its shape. This conformational change inhibits its enzymatic activity.

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

Experiments in vitro conducted by us and others show that nucleoside/tide analogs have conserved antiviral activity across all HCV genotypes. This characteristic of the nucleoside/tide analog class relates to its unique mechanism of action. Recent clinical studies of RG7128, as more fully described below, show comparable anti-HCV activity across HCV genotypes 1, 2, and 3. Other classes of anti-HCV drugs (i.e., protease inhibitors and non-nucleoside polymerase inhibitors) tested show diminished antiviral activity in genotypes other than genotype 1.

In clinical monotherapy studies with three separate nucleoside/tide analogs (including RG7128) over 14 days, viral breakthrough while on therapy did not occur. In studies of non-nucleoside polymerase and protease inhibitors, viral breakthrough was seen as early as three to four days into the 14-day treatment period. The relative rapidity of the breakthrough with these classes of drugs suggests that the patients may have harbored HCV strains that were not susceptible to at least one component of the therapeutic regimen. With longer exposure to any DAA, drug resistant virus may be selected over time. The rapidity and frequency with which this occurs may have significant consequences for patients, including not obtaining an SVR.

Summary of Nucleoside/tide Analogs and Their Potential Use as Future Therapy

Current market research identifies the three most important attributes for improving HCV therapy, in order of importance, as: greater efficacy, improved tolerability, and shorter duration of treatment. Current guidance from regulatory authorities indicates that approval of DAAs for HCV must include their use in combination with pegylated interferon and ribavirin. Therefore, most efforts to improve SVR rates focus on adding a DAA on to pegylated interferon and ribavirin therapy. It is hoped that the addition of a drug which directly inhibits viral growth will result in a more efficacious therapy without adding to the intolerability of interferon and ribavirin. We and other developers of HCV DAAs are currently investigating the use of DAAs in an attempt to improve upon current HCV therapy. We are focused on discovering and developing nucleoside/tides for HCV as they have shown potential advantages over other classes of drug candidates.

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

This adaptive Phase 1 clinical trial of RG7128 was a multiple center, observer-blinded, randomized, and placebo-controlled study designed to investigate the pharmacokinetics, pharmacodynamics, safety, tolerability, and food effect of RG7128 in healthy subjects and in patients chronically infected with HCV genotypes 1, 2, or 3. This trial provided antiviral potency data over 14 and 28 days in patients chronically infected with HCV genotype 1, and over 28 days of treatment in patients chronically-infected with HCV genotypes 2 or 3 who had not responded to prior interferon-based therapy. This study included three parts:

•

Part 1 was a single ascending dose study conducted in 46 healthy subjects. The primary objective of Part 1 was to assess the safety, tolerability, and pharmacokinetics of RG7128 following single ascending doses under fasting conditions. The secondary objective of Part 1 was to explore the effect of food on the pharmacokinetics of RG7128. Single oral doses of RG7128 were administered to 46 healthy subjects in five sequential dose groups (500mg, 1500mg, 4500mg, 6000mg, and 9000mg) and one food effect group (1500mg). Results from the single ascending dose portion of the study indicated:

•	All doses of RG7128 studied (500mg to 9000mg) were generally safe and well-tolerated.

•	All patients completed the study and none experienced gastrointestinal adverse events or serious adverse events during the study.

•	No hematological or other safety laboratory abnormalities of clinical significance were noted.

•	No maximum tolerated dose was identified.

•

Part 2 was a multiple ascending dose study conducted in 40 patients chronically infected with HCV genotype 1 who had previously failed interferon therapy. The primary objective of Part 2 was to assess the safety, tolerability, and pharmacokinetics of RG7128 after once-daily (“QD”) or twice-daily (“BID”) dosing for 14 days. The secondary objective was to assess antiviral efficacy by measuring the change from baseline in circulating HCV RNA. Results from the multiple ascending dose portion of the study indicated:

•

RG7128 demonstrated potent, dose-dependent antiviral activity in four patient cohorts (8 active and 2 placebo per cohort) receiving 750mg or 1500mg administered either QD or BID for 14 days as monotherapy. RG7128 demonstrated mean HCV RNA decreases from baseline of 0.9 log10 (87.4% reduction), 1.5 log10 (96.8% reduction), 2.1 log10 (99.2% reduction), and 2.7 log10 (99.8% reduction) in patients receiving 750mg QD, 1500mg QD, 750mg BID, and 1500mg BID, respectively. A maximum reduction in HCV RNA of 4.2 log10 (99.9% reduction) was demonstrated in a patient following 14 days of monotherapy with RG7128 1500mg BID, a value also below the limit of detection, which was 15 International Units per milliliter (IU/ml).

•	There was no evidence of drug resistance in any dose cohort during the 14 days of dosing.

•	RG7128 was generally safe and well tolerated over 14 days of treatment.

•

Part 3 was a 4-week study of RG7128 in combination with the current standard of care for chronic HCV infection, Pegasys® (pegylated interferon) plus Copegus® (ribavirin), in 81 treatment-naïve patients chronically infected with HCV genotype 1, and additionally, in 25 prior treatment non-responders, or patients who did not achieve an SVR with previous interferon-based therapy, who were chronically infected with HCV genotypes 2 or 3. The primary objective of this study was to assess the safety, tolerability, and pharmacokinetics of RG7128 in the clinically-relevant setting of combination therapy with the current standard of care for chronic HCV infection. The secondary objective of Part 3 was to evaluate the short-term change in HCV RNA. The study included three oral dose regimens of RG7128 (500mg, 1000mg, and 1500mg BID – cohorts 1, 2, and 3, respectively) in patients chronically infected with HCV genotype 1 and one oral dose regimen of RG7128 (1500mg BID – cohort 4) in patients chronically infected with HCV genotypes 2 or 3.

The antiviral results for cohorts 1, 2, and 3 are summarized in the following table:

RG7128 dose	N	Mean HCV RNA change from Baseline	HCV RNA <LLOD[1] (<15IU/mL) N (%)

500mg BID + SoC	20	-3.8	6/20 (30%)
1000mg BID + SoC	25	-5.1	22/25 (88%)
1500mg BID + SoC	20	-5.1	17/20 (85%)
Placebo + SoC	16	-2.9	3/16 (19%)

1 - LLOD means lower limit of detection by Roche Taqman Assay

For cohorts 1, 2, and 3 in treatment-naïve genotype 1 patients, RG7128 was generally safe and well-tolerated when administered for 4 weeks in combination with Pegasus plus Copegus® in patients with HCV genotype 1.

The antiviral results for the 1500mg BID dose cohort (cohort 4) in 25 prior treatment non-responders (patients who did not achieve an SVR with previous interferon-based therapy) who were chronically infected with HCV genotype 2 or 3 are summarized in the following table:

RG7128 dose	N	Mean HCV RNA change from Baseline	HCV RNA <LLOD[1] (<15IU/mL) N (%)
1500mg BID + SoC	20	-5.0	18/20 (90%)
Placebo + SoC	5	-3.7	3/5 (60%)

1 - LLOD means lower limit of detection by Roche Taqman Assay

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

Patients in the 24 week arms will discontinue treatment at week 24 if they achieved a rapid virologic response (“RVR”). Patients who do not achieve an RVR will continue on Pegasys® plus Copegus®, until week 48. Patients are being enrolled as two cohorts, with randomization of the second cohort, of approximately 300 patients, being initiated based on an independent Data Monitoring Committee (“DMC”) review of 12 week safety data from the first approximately 100 patients.

During November 2009, the independent DMC recommended to Roche that it could proceed with enrolling the second cohort of approximately 300 patients in this Phase 2b study of RG7128. This recommendation was reached by the DMC after the scheduled review of all available safety data from the first cohort of approximately 100 patients, including patients randomized to receive either 8 or 12 weeks of RG7128 or matching placebo in combination with Pegasys® plus Copegus®. The DMC reviewed any potential drug discontinuations, incidence and details of adverse events, and selected laboratory assessments. No safety events in the DMC review were considered significantly different from those expected from HCV patients taking pegylated interferon and ribavirin treatment. The DMC expressed no safety concerns that would preclude enrollment of the remaining 300 patients in the ongoing phase 2b study in the HCV positive genotype 1 and 4 population, and have not recommended modification of dose or duration of any RG7128 dosing regimens. Roche anticipates completion of enrollment of the RG7128 Phase 2b trial by the end of the first calendar quarter of 2010.

The accumulated preclinical and clinical safety data of RG7128 supports longer duration clinical studies. Roche recently initiated a 24-week Phase 2b study of RG7128 in combination with Pegasys® plus Copegus® in treatment-naïve patients with genotypes 1 and 4. Roche is also planning to initiate an additional study of patients infected with HCV genotypes 2 and 3 later in 2010.

PSI-7977

PSI-7977 is an isomer of PSI-7851 and a prodrug of a uridine nucleotide analog polymerase inhibitor we are developing for the treatment of chronic HCV infection. PSI-7851 demonstrated potent in vitro anti-HCV activity with EC90 values of 0.44 +/- 0.21 uM, approximately 15-fold more potent than the active metabolite of our first generation nucleoside polymerase inhibitor, PSI-6130. The in vitro half-life of the triphosphate (the biologically active form of the molecule) in primary human hepatocytes is approximately 38 hours, which supports the exploration of once-daily dosing in early studies. Like RG7128, PSI-7851 has demonstrated in vitro activity against HCV genotypes 1, 2, 3, and 4.

PSI-7851 is a mixture of two molecules of identical chemical composition, PSI-7976 and PSI-7977, which only differ in the stereo-orientation of one of the atoms on the prodrug. Once inside a liver cell, both molecules are rapidly converted to the same active triphosphate. Given the improvements in manufacturing and slightly better in vitro potency, we selected PSI-7977 for further clinical development. We developed a superior tablet formulation, which we evaluated in a Phase 1 study in healthy volunteers. Following are results from the Phase 1 single and multiple ascending dose studies of PSI-7851, which were followed by the initiation of our Phase 2a study of PSI-7977.

Phase 1 Studies. During March 2009, we initiated a Phase 1 study of PSI-7851, which was a single ascending dose study that assessed the safety, tolerability, and pharmacokinetics of PSI-7851 in healthy subjects at doses ranging from 25mg to 800mg. Results from this study indicated there were:

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

In June 2009, we initiated a Phase 1 multiple ascending dose study in HCV-infected patients. Subjects were enrolled at two U.S. centers and randomized to PSI-7851 (8 per cohort) or placebo (2 per cohort). The primary objective of this study was to assess the safety, tolerability, and pharmacokinetics of PSI-7851 after once-daily dosing for three days. The secondary objective of this study was to assess antiviral activity by measuring the change in circulating HCV RNA levels. Four dose cohorts of PSI-7851 (50mg QD, 100mg QD, 200mg QD, and 400mg QD) were evaluated. Results from this study indicated:

•	PSI-7851 was generally safe and well tolerated across all cohorts with no discontinuations, no serious adverse events, and no dose-related trends in adverse events or laboratory abnormalities.

•	PSI-7851 demonstrated potent antiviral activity with a mean HCV RNA change from baseline of -0.49 log10 IU/mL or -0.61 log10 IU/mL in patients receiving 50mg QD or 100mg QD, respectively.

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

Phase 2a Study. On January 21, 2010, we announced the initiation of a 28-day Phase 2a study of PSI-7977, an isomer of PSI-7851. The Phase 2a trial is expected to enroll approximately 60 patients with genotype 1 chronic hepatitis C infection who have not been treated previously. The primary goal of the study is to determine the safety and tolerability of PSI-7977 in combination with pegylated interferon and ribavirin. The primary efficacy endpoint of the trial will be the proportion of patients who achieve an RVR, defined as undetectable levels of HCV (measured by TaqMan assay) four weeks after the initiation of treatment. Patients will continue to be followed through a Sustained Virologic Response (“SVR”) endpoint. Patients will be randomized to receive one of four treatments:

•	PSI-7977 100mg QD in combination with Pegasys® and Copegus® for four weeks, followed by 44 weeks of Pegasys® and Copegus® (n=16)

•	PSI-7977 200mg QD in combination with Pegasys® and Copegus® for four weeks, followed by 44 weeks of Pegasys® and Copegus® (n=16)

•	PSI-7977 400mg QD in combination with Pegasys® and Copegus® for four weeks, followed by 44 weeks of Pegasys® and Copegus® (n=16)

•	A control arm with Pegasys® and Copegus® (n=12)

We expect to have preliminary results from this Phase 2a study during the third calendar quarter of 2010. With success in this study, we anticipate initiating a 12-week Phase 2 study of PSI-7977 during the fourth calendar quarter of 2010.

Combination Treatment with Two or More Direct Acting Antivirals

The use of interferon in the current standard of care limits the number of patients who can or are willing to undergo therapy for HCV, and may result in less compliance with treatment regimens. We believe that the combination of two or more DAAs may provide for SVRs in the absence of interferon. The selection of the drugs in such combinations focuses on molecules which lack metabolic interaction and possess complementary resistance profiles.

The frequent emergence of resistant variants in HCV inhibitor monotherapy trials suggests that combinations of DAAs with complementary resistance profiles and differing metabolic pathways may be required to treat HCV. Based on consultations with experts in the field, we believe the combination of at least one nucleoside/tide analog with for example, a protease inhibitor or non-nucleoside polymerase inhibitor, or one nucleoside/tide combined with a second complementary nucleoside/tide presents a potentially useful therapeutic regimen. These different classes of DAAs possess complementary resistance profiles and differing metabolic pathways, suggesting that they will not adversely affect or antagonize the antiviral activity of the other compound. In addition, nucleoside/tide analogs have demonstrated in vitro the ability to suppress the resistant variants that emerge with partially-suppressive concentrations of protease inhibitors or non-nucleoside polymerase inhibitors. Clinical use of a combination of DAAs may provide improved antiviral activity across HCV genotypes and may lead to interferon-sparing regimens.

INFORM Studies. During November 2008, Roche, InterMune, Inc. (“InterMune”), and we announced the initiation of a Phase 1 study to investigate the combination of two DAAs in the absence of interferon and ribavirin. This study, named INFORM-1, combined for the first time in patients naïve to therapy and in patients who previously failed therapy (“TF”) two oral DAAs, RG7128 and RG7227. RG7227 is an inhibitor of the HCV NS3/4 protease, which is being developed by InterMune in collaboration with Roche.

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

The antiviral results for each dose regimen are summarized in the following table.

Regimen (RG7128 / RG7227 mg)	N	Patient Population	HCV RNA <LLOQ[1] (<43 IU/mL) N (%)	HCV RNA <LLOD[2] (<15 IU/mL) N (%)
500 BID/100 TID	8	Naïve	1/8 (13%)	1/8 (13%)
500 BID/200 TID	8	Naïve	5/8 (63%)	2/8 (25%)
1000 BID/100 TID	7	Naïve	5/7 (71%)	2/7 (29%)
1000 BID/200 TID	8	Naïve	5/8 (63%)	2/8 (25%)
1000 BID/600 BID	8	TF (non-null)	4/8 (50%)	1/8 (13%)
1000 BID/900 BID	8	TF (null)	4/8 (50%)	2/8 (25%)
1000 BID/900 BID	8	Naïve	7/8 (88%)	5/8 (63%)

1 - LLOQ means lower limit of quantification by Roche Taqman Assay

2 - LLOD means lower limit of detection by Roche Taqman Assay

The higher dose combination of RG7128 1000mg and RG7227 900mg administered twice daily without pegylated interferon or ribavirin for 13 days resulted in 88% of HCV-positive treatment-naïve patients achieving HCV RNA below the lower limit of quantification (“LLOQ”), and 63% of patients having HCV RNA below the lower limit of detection (“LLOD”). The same regimen in “null-responders” resulted in 50% of patients with HCV RNA below LLOQ and 25% of patients with HCV RNA below LLOD. “Null responders” were defined as patients with a documented failure to achieve a 1.0 log10 or greater decline in HCV RNA in 4 weeks or a 2.0 log10 or greater decline in HCV RNA in 12 weeks of prior treatment with pegylated interferon and ribavirin.

Roche expects to initiate a Phase 2 program of multiple INFORM studies during the first calendar quarter of 2010. Roche expects these INFORM-2 studies to investigate RVR achieved by twice-daily dosing of the DAAs RG7128 and RG7227 alone, in combination with Pegasys®, in combination with Copegus®, and in combination with both Pegasys® plus Copegus®. Roche expects to initiate longer term studies evaluating SVR during the first half of 2010.

Pharmasset’s Proprietary DAA Combinations

Our drug discovery efforts are now primarily focused on the identification of purine nucleoside/tides that have resistance profiles that complement the resistance profiles of our pyrimidine analog product candidates, RG7128 and PSI-7977. Purines are phosphorylated by different enzymes than the pyrimidines, and thus do not antagonize the activity of the pyrimidines. In vitro, the combination of the purine analogs with the pyrimidine analogs provides additive to synergistic antiviral activity, potentially due to the fact that each of these classes of analogs compete with a different class of naturally occurring nucleotides for incorporation into nascent HCV RNA. Such complementary activities offer the potential for a potent dual nucleoside/tide analog-based combination for the future treatment of HCV.

Due to the unique attributes of nucleoside/tides, we believe a combination of two nucleoside/tides could possess competitive advantage. We also believe that other combinations including a protease inhibitor or non-nucleoside polymerase inhibitor may be limited in their efficacy due to their limited utility in genotypes other than Genotype 1. A dual nucleoside/tide combination could potentially provide therapeutic activity for all genotypes. In addition, since nucleoside/tides possess favorable resistance profiles, we believe that dual nucleoside/tide combinations could possess an advantage over other combinations that incorporate drug classes with less robust resistance profiles. It is this strategy of dual nucleoside therapy which underpins the current standard of care in HIV. In addition, fixed-dose combinations of nucleosides used to treat HIV have long provided additional advantages, such as ease of compliance and reduced emergence of resistance.

During 2009, we nominated two purine nucleotides, PSI-938 and PSI-879, as product candidates. The new purine nucleotide analogs retain activity against HCV with the S282T mutation, a mutation which reduces the in vitro susceptibility of the virus to the pyrimidine analogs, which make them complementary to RG7128 and PSI-7977.

PSI-938

During June 2009, we nominated PSI-938 as a product candidate for the treatment of HCV. PSI-938 is a guanine nucleotide analog polymerase inhibitor for the treatment of chronic HCV infection. PSI-938 has demonstrated in vitro anti-HCV activity with EC90 values of 1.43 +/- 0.67 µM. This compound has demonstrated equivalent potency against the S282T mutant which has reduced sensitivity to several nucleoside analogs including RG7128, PSI-7977, NM283, and IDX184, and is metabolized to the active triphosphate form through a different phosphorylation pathway than our pyrimidine product candidates, RG7128 and PSI-7977, supporting a low likelihood of antagonism with the combination. The in vitro half-life of the triphosphate in primary human hepatocytes is approximately 12 hours, which supports the exploration of once-daily dosing in early development. PSI-938 is completing studies required for submission of an IND application with the FDA or equivalent foreign regulatory application. Our plan is to submit an IND application, or its foreign equivalent, and initiate a Phase 1 clinical trial during the first calendar quarter of 2010.

PSI-879

During September 2009, we nominated PSI-879 as a product candidate for the treatment of HCV. Our current plan is to submit an IND application, or its foreign equivalent, during the fourth calendar quarter of 2010. PSI-879 is a guanine nucleotide analog polymerase inhibitor for the treatment of chronic HCV infection. PSI-879 has demonstrated in vitro anti-HCV activity with EC90 values of 0.03 +/- 0.04 µM. PSI-879 uses a different prodrug strategy than PSI-938, but is metabolized to the same active purine triphosphate as PSI-938, and retains activity against HCV with an S282T mutation. Given the similarities of PSI-938 and PSI-879, our plan is to select one of these product candidates for later-stage clinical development based upon a review of the early human clinical trial results of both PSI-938 and PSI-879.

Product Candidate for the Treatment of HIV

Racivir

Racivir is an oral, once-daily deoxycytidine nucleoside analog that we are developing as an HIV therapy for use in combination with other approved HIV drugs. In a completed Phase 2 clinical trial, for the subset of patients carrying the M184V mutation and less than three thymidine analog mutations, replacing lamivudine with Racivir in their existing combination therapies caused a mean decrease in plasma HIV RNA of 0.7 log10 (80% reduction) in the second week of treatment. Twenty-eight percent of these patients achieved an undetectable level of HIV RNA (less than 400 copies per milliliter) and 64% of these patients achieved at least a 0.5 log10 decrease (68% reduction) in plasma HIV RNA.

Financial History

We have incurred substantial operating losses since our inception because we have devoted substantially all of our resources to our research and development activities and have not generated any revenue from the sale of approved drugs. As of December 31, 2009, we had an accumulated deficit of $181.3 million. We expect our operating losses to increase for at least the next several years as we continue to pursue the clinical development of PSI-7977, PSI-938, and PSI-879 and as we expand our discovery and development pipeline.

We have funded our operations primarily through the sale of equity securities, payments received under collaboration agreements, borrowings under our Loan Agreement, and interest earned on investments. We expect to continue to fund our operations over the next several years through the net proceeds of our completed public offerings, our existing cash resources, borrowings under our Loan Agreement, potential future milestone payments that we expect to receive from Roche if certain conditions are satisfied, interest earned on our investments, payments received under potential future collaboration or other strategic partnership agreements, and additional capital to be raised through public or private equity offerings or debt financings. We will require significant additional financing in the future to fund our operations. Additional financing may not be available on acceptable terms, if at all. As of December 31, 2009, we had $42.3 million of cash and cash equivalents.

Revenues

All of our product candidates are currently in development and, therefore, we do not expect to generate any direct revenues from product sales for at least the next several years, if at all. Our revenues to date have been generated primarily from milestone payments under our collaboration agreements, license fees, and research funding. We currently have one collaboration agreement with Roche for the development of RG7128. We entered into our collaboration agreement with Roche in October 2004. Roche subsequently paid us an up-front payment of $8.0 million. Pursuant to the terms of our collaboration agreement with Roche, we received a $10.0 million milestone payment during the quarter ended June 30, 2009. As of December 31, 2009, we had received an aggregate of $44.5 million in payments under the Roche collaboration agreement, including research funding and related fees as well as up-front and milestone payments.

Under the current terms of the Roche collaboration agreement, if we and Roche succeed in obtaining all of the regulatory approvals specified in the agreement for RG7128, as of December 31, 2009 the maximum future development and commercialization milestone payments payable to us is $105.0 million. Receipt of any additional milestone payments depends on many factors, some of which are beyond our control. We cannot assure you that we will receive any of these future payments.

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

Our research activities are primarily focused on discovering and developing novel drugs to treat HCV. Our development activities are primarily focused on the development of RG7128 (in collaboration with Roche), PSI-7977, PSI-938, and PSI-879 for the treatment of HCV and, secondarily, on the development of Racivir for the treatment of HIV. We are responsible for all costs incurred in the clinical development of PSI-7977, PSI-938, PSI-879, and Racivir, as well as the research costs associated with our other internal research programs. On April 20, 2009, we voluntarily terminated our Phase 3 registration studies of clevudine for the treatment of hepatitis B virus (“HBV”).

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

The following table summarizes our research and development expenses for our current development projects, as well as clevudine, for the three months ended December 31, 2009 and 2008.

	Three Months Ended December 30,		Cumulative Project Costs
	2009	2008
Expenses attributed to projects:
RG7128 Studies *	$—	$—	$—
PSI-7977 (including PSI-7851) Studies	2,599	556	10,260
PSI-938 Studies	375	91	1,688
PSI-879 Studies	325	—	328
Phase 2 Racivir Studies	—	9	4,237
Clevudine Studies	1,349	8,946	72,959

Total attributed expenses	4,648	9,602

Unattributed expenses
Salaries and related personnel expenses	1,914	1,936
Non-cash stock compensation expense	1,042	780
Legal expenses associated with patents	394	413
Preclinical studies and new drug discovery services	438	407
Laboratory supplies	243	213
Facility and other expenses	518	672

Total unattributed expenses	4,549	4,421

Total research and development expenses	$9,197	$14,023

*	Roche is responsible for all of the costs associated with the research and development of RG7128.

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

As we obtain results from clinical trials, we may elect to discontinue or delay preliminary studies or clinical trials for a product candidate or development program in order to focus our resources on more promising product candidates or programs. As of December 31, 2009, we completed the termination of our Phase 3 registration studies of clevudine.

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

Results of Operations

Three Months Ended December 31, 2009 and 2008

Revenues. Revenues decreased to $0.3 million during the quarter ended December 31, 2009 from $0.5 million during the quarter ended December 31, 2008. Revenues during each period primarily reflect amortization of up-front and subsequent collaborative and license payments received from Roche previously recorded as deferred revenue.

The following is a reconciliation between cash payments received under contract revenue agreements and contract revenues reported:

	Three Months Ended December 31,
	2009	2008
	(In thousands)
Cash received/receivable	$23	$—
Deferred	—	—
Amortization	246	464

Revenues	$269	$464

Research and Development Expenses. Research and development expenses decreased to $9.2 million during the quarter ended December 31, 2009 from $14.0 million during the quarter ended December 31, 2008. This net decrease of $4.8 million consists of a $7.6 million decrease in clinical trial expenses for clevudine (we voluntary terminated our Phase 3 registration studies of our product candidate clevudine on April 20, 2009 and completed this termination process as of December 31, 2009), and a $0.1 million decrease in licensing fees. Partially offsetting this $7.7 million decrease was an increase of $2.0 million for preclinical and clinical trial costs for our second generation HCV product candidate, PSI-7977, $0.3 million for non-cash stock compensation expense, and an increase of $0.6 million in preclinical study costs for our third generation HCV product candidates, PSI-938 and PSI-879 ($0.3 million each).

General and Administrative Expenses. General and administrative expenses were $4.2 million during the quarter ended December 31, 2009, an increase of $0.1 million from $4.1 million during the quarter ended December 31, 2008. The increase of $0.1 million was due primarily to an increase of $0.8 million in legal expenses in connection with our defense against the Demand for Arbitration and Relief (see Part II., Item 1. - Legal Proceedings, for additional information) that was mostly offset by reductions of $0.5 million in marketing expense and $0.2 million in other administrative expenses.

Investment Income. Investment income decreased to $4 thousand during the quarter ended December 31, 2009 from $0.1 million during the quarter ended December 31, 2008. The decrease was due primarily to lower rates of return on the average invested cash balances during 2009 compared to 2008.

Interest Expense. Interest expense decreased to $0.7 million during the quarter ended December 31, 2009 from $0.8 million during the quarter ended December 31, 2008. The decrease in interest expense was due to lower borrowings of long-term debt during 2009 compared to 2008.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through public and private offerings of our equity securities, payments received under our collaboration agreements, and borrowings under our Loan Agreement. Since our inception, we have raised approximately $174.4 million in net proceeds from sales of our equity securities, and borrowed a total of $23.3 million under our Loan Agreement entered into on September 30, 2007. At December 31, 2009, we held $42.3 million in cash and cash equivalents and have invested substantially all of our available cash and cash equivalents in a mutual fund, which invests in short-term U.S. Treasury and Agency Obligations, or in a money fund account. Borrowings under our Loan Agreement were $18.2 million as of December 31, 2009.

Net cash used in operating activities was $14.5 million and $15.3 million during the three months ended December 31, 2009 and 2008, respectively. The $0.8 million decrease in net cash used in operating activities during 2009, as compared to 2008, was due primarily to lower operating expenses of $4.8 million during 2009 compared to 2008 that were mostly offset by unfavorable changes in our working capital of $4.0 million during 2009 compared to 2008.

Net cash used in investing activities of approximately $25 thousand and $0.2 million during the three months ended December 31, 2009 and 2008 was for the purchase of equipment.

Net cash (used in) provided by financing activities was ($1.6 million) and $3.7 million during the three months ended December 31, 2009 and 2008, respectively. The net cash used in financing activities during the three months ended December 31, 2009 consisted of $1.8 million of principal payments on long-term debt that were partially offset by proceeds of $0.2 million from the exercise of stock options. The net cash provided by financing activities during the three months ended December 31, 2008 consisted of borrowings of long-term debt of $3.3 million and proceeds from the exercise of stock options of $0.4 million.

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

Prepayment of the loans made pursuant to the Loan Agreement is subject to penalty and substantially all of our tangible and intangible assets (except for intellectual property) are collateral for the Loan Agreement. Future total principal repayments of the three Notes amount to $5.6 million in fiscal 2010, $9.5 million in fiscal 2011, $3.0 million in fiscal 2012, and $0.1 million in fiscal 2013. There are no additional borrowings available under the Loan Agreement.

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

Developing drugs, conducting clinical trials and commercializing products is expensive and we will need to raise additional funds to achieve our strategic objectives. Although we believe our existing cash resources, together with the $32.7 million in net proceeds from our common stock offering completed on February 2, 2010 (See Part 1. – Item 1 – Notes to Financial Statements – Note 10), will be sufficient to fund our projected cash requirements for the next 15 months, we will require significant additional financing in the future to complete our clinical trials for PSI-7977, PSI-938, and PSI-879, to fund our portion, if any, of the cost of clinical trials for RG7128 completed outside of the territories licensed by Roche, and to fund our other operations. Additional financing may not be available on acceptable terms, if at all. Our future capital requirements will depend on many factors, including:

•	the progress and costs of our preclinical studies, clinical trials, and other research and development activities;

•	the scope, prioritization, and number of our clinical trials and other research and development programs;

•	the amount of cash we receive under our existing collaboration agreement and any future collaboration agreements;

•	the costs of the development and expansion of our operational infrastructure;

•	the costs and timing of obtaining regulatory approval of our product candidates;

•	the ability of our collaborators to achieve development milestones, marketing approval, and other events or developments under our collaboration agreements;

•	the costs of filing, prosecuting, enforcing, and defending patent claims and other intellectual property rights;

•	the costs and timing of securing manufacturing arrangements for clinical or commercial production;

•	the costs of establishing sales and marketing capabilities or contracting with third parties to provide these capabilities for us;

•	the costs of acquiring or undertaking development and commercialization efforts for any future product candidates;

•	the magnitude of our general and administrative expenses; and

•	any costs that we may incur under current and future licensing arrangements relating to our product candidates.

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

Contractual Obligations and Commitments

On May 23, 2005, we entered into an operating lease for office and laboratory space through May 22, 2010, in Princeton, New Jersey. On June 2, 2009, we entered into an extension and modification of the lease, extending the term of the lease for an additional five years, from May 22, 2010 through May 22, 2015. We also lease office space in Durham, North Carolina. Monthly lease payments began May 1, 2007 and, after amending the lease term on February 2, 2009, end on April 1, 2011. We executed three secured promissory notes totaling $23.3 million; $10.0 million in October 2007, $10.0 million in March 2008, and $3.3 million in December 2008. The secured promissory notes require payments of interest only for the first 15 months followed by 30 equal monthly payments of principal and interest. As of December 31, 2009, future payments under the three promissory notes and minimum future payments under non-cancellable operating leases (including the two lease extensions noted above) are as follows:

		Payments Due By Period
	Total	Less than 1 year	1-3 Years	4-5 Years	After 5 Years
	(In thousands)
Debt obligations
Debt maturities	$18,240	$8,030	$10,210	$—	$—
Contractual interest	2,424	1,638	786	—	—
Capital lease obligations
Debt maturities	—	—	—	—	—
Contractual interest	—	—	—	—	—
Operating leases	4,409	712	2,534	1,163
Purchase obligations	—	—	—	—	—

Total contractual obligations	$25,073	$10,380	$13,530	$1,163	$—

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and related disclosures. We review our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ substantially from these estimates under different assumptions or conditions. Our significant accounting policies are described in more detail in Note 2 of the Notes to Financial Statements included elsewhere in this Quarterly Report on Form 10-Q; however, we believe that the following accounting policies are critical to the judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

We recognize revenues when all of the following four criteria are present: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectability is reasonably assured. For arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets, the elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the collaborator and whether there is objective and reliable evidence of the fair value of the undelivered obligation(s). The consideration received is allocated among the separate units either on the basis of each unit’s fair value or using the residual method and the applicable revenue recognition criteria are applied to each of the separate units.

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

Accrued Expenses

We are required to estimate accrued expenses as part of our process of preparing financial statements. This process involves estimating the level of service performed on our behalf and the associated cost incurred in instances where we have not been invoiced or otherwise notified of actual costs. Examples of areas in which subjective judgments may be required include costs associated with services provided by contract organizations for preclinical development, clinical trials and manufacturing of clinical materials. We account for expenses associated with these external services by determining the total cost of a given study based on the terms of the related contract. We accrue for costs incurred as the services are being provided by monitoring the status of the trials and the invoices received from our external service providers. In the case of clinical trials, the estimated cost normally relates to the projected costs of having subjects enrolled in our trials, which we recognize over the estimated term of the trial according to the number of patients enrolled in the trial on an ongoing basis, beginning with patient enrollment. As actual costs become known to us, we adjust our accruals. To date, the number of clinical trials and related research service agreements has been relatively limited and our estimates have not differed significantly from the actual costs incurred. We expect, however, as clinical trials for PSI-7977, PSI-938, and PSI-879 advance, that our estimated accruals for clinical and research services will be more material to our operations in future periods.

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

In June 2009, the FASB issued guidance to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity and requires on-going reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. It also requires the elimination of the quantitative approach for determining the primary beneficiary of a variable interest entity and amends certain guidance for determining whether an entity is a variable interest entity requiring enhanced disclosure that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2009. The adoption of this guidance is not expected to have a material impact on us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Regarding our exposure to interest rate risk, there have been no material changes to information in our Annual Report on Form 10-K filed with the SEC on November 25, 2009. We invest our excess cash in high quality, interest-bearing securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid mutual and money market funds, and high quality marketable debt instruments of corporations, government agencies and financial institutions with maturities of less than two years. If a 10% change in interest rates were to have occurred on December 31, 2009, this change would not have had a material effect on the fair value of our investment portfolio as of that date. In addition, our secured promissory notes have fixed interest rates of 12% or 12.5%.

Foreign Currency Exchange Rate Risk

Regarding our exposure to foreign currency exchange rate risk, there have been no material changes to information in our Annual Report on Form 10-K filed with the SEC on November 25, 2009. We have entered into some agreements denominated, wholly or partly, in foreign currencies, and, in the future, we may enter into additional, agreements denominated in foreign currencies. If the values of these currencies increase against the United States dollar, our costs would increase. To date, we have not entered into any contracts to reduce the risk of fluctuations in currency exchange rates. In the future, depending upon the amounts payable under any such agreements, we may enter into forward foreign exchange contracts to reduce the risk of unpredictable changes in these costs. However, due to the variability of timing and amount of payments under any such agreements, foreign exchange contracts may not mitigate the potential adverse impact on our financial results.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of December 31, 2009. Based on that evaluation, management concluded that these controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified in SEC rules and forms.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

There have been no material changes to the risk factors discussed in Part I, “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended September 30, 2009 (“Form 10-K”). You should carefully consider the risks described in our Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1*	Consulting Agreement, effective as of January 6, 2010, by and between Pharmasset, Inc. and Fredric D. Price

31.1*	Rule 13a-14(a)/15d-14(a) Certification

31.2*	Rule 13a-14(a)/15d-14(a) Certification

32.1*	Section 1350 Certification

32.2*	Section 1350 Certification

* - Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARMASSET, INC.

Date: February 9, 2010	By:	/s/ KURT LEUTZINGER
Kurt Leutzinger Chief Financial Officer (duly authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Consulting Agreement, effective as of January 6, 2010, by and between Pharmasset, Inc. and Fredric D. Price

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification