Form 10-Q
period 2010-03-31
Pharmasset Inc
filed 2010-05-05
CIK 1301081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of April 30, 2010 was 30,252,182.

PHARMASSET, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2010

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. The forward-looking statements are principally contained in the sections entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “potential,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. These forward-looking statements include statements about the following:

•

our product development efforts, primarily with respect to the preclinical and clinical trial results and regulatory approval of RG7128, PSI-7977 (an isomer of PSI-7851), PSI-938, and PSI-661 (an isomer of PSI-879) for the treatment of hepatitis C virus (“HCV”) and, secondarily, the development of RacivirTM for the treatment of human immunodeficiency virus (“HIV”);

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

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PHARMASSET, INC.

CONDENSED BALANCE SHEETS

(in thousands, except par value, share and per share amounts)

	As of March 31, 2010	As of September 30, 2009
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$61,036	$58,408
Amounts due from collaboration partner	15	369
Prepaid expenses and other assets	762	1,656

Total current assets	61,813	60,433

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
Equipment	3,638	3,613
Leasehold improvements	1,837	1,837

	5,475	5,450
Less accumulated depreciation and amortization	(3,920)	(3,419)

Total equipment and leasehold improvements, net	1,555	2,031
Restricted cash	100	100
Other assets	152	172

Total	$63,620	$62,736

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$8,563	$7,513
Accounts payable	4,210	2,533
Accrued expenses	4,140	7,675
Deferred rent	18	80
Deferred revenue	985	985

Total current liabilities	17,916	18,786

Deferred revenue	2,463	2,956
Long-term debt, net of discount of $290 and $472 as of March 31, 2010 and September 30, 2009, respectively	7,491	12,096

Total liabilities	27,870	33,838

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 100,000,000 shares authorized, 30,244,610 and 28,268,004 shares issued and outstanding at March 31, 2010 and September 30, 2009, respectively	30	28
Warrants to purchase 127,248 shares of common stock for $12.05 per share as of March 31, 2010 and September 30, 2009, respectively	1,230	1,230
Additional paid-in capital	231,806	195,025
Accumulated deficit	(197,316)	(167,385)

Total stockholders’ equity	35,750	28,898

Total	$63,620	$62,736

See notes to financial statements.

PHARMASSET, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands except share and per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Revenues	$251	$1,903	$520	$2,367

COSTS AND EXPENSES:
Research and development	12,028	13,694	21,225	27,717
General and administrative	3,647	2,894	7,887	6,963

Total costs and expenses	15,675	16,588	29,112	34,680

Operating loss	(15,424)	(14,685)	(28,592)	(32,313)

Investment income	1	58	5	167
Interest expense	(638)	(845)	(1,344)	(1,602)

Loss before income taxes	(16,061)	(15,472)	(29,931)	(33,748)
Provision for income taxes	—	—	—	—

Net loss	$(16,061)	$(15,472)	$(29,931)	$(33,748)

Net loss per share: basic and diluted	$(0.54)	$(0.59)	$(1.04)	$(1.36)

Weighted average shares outstanding:
basic and diluted	29,522,630	26,262,090	28,898,334	24,799,895

See notes to financial statements.

PHARMASSET, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,931)	$(33,748)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	501	494
Non-cash stock compensation	3,044	2,475
Non-cash interest expense	223	277
Changes in operating assets and liabilities:
Amounts due from collaboration partner, prepaid expenses and other assets	1,226	664
Accounts payable	1,678	(1,127)
Accrued expenses	(3,535)	1,235
Deferred rent	(62)	(62)
Deferred revenue	(493)	(928)

Net cash used in operating activities	(27,349)	(30,720)

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturity of short-term investments	—	500
Purchase of equipment and leasehold improvements	(25)	(191)

Net cash (used in) provided by investing activities	(25)	309

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	3,333
Proceeds from exercise of stock options	1,014	442
Principal payments on long-term debt	(3,737)	(578)
Principal payments on capital lease obligations	—	(42)
Proceeds from issuance of common stock, net of issuance costs of $1,595 and $2,045 during 2010 and 2009, respectively	32,725	43,472

Net cash provided by financing activities	30,002	46,627

Net increase in cash and cash equivalents	2,628	16,216
Cash and cash equivalents - Beginning of period	58,408	63,073

Cash and cash equivalents - End of period	$61,036	$79,289

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$1,121	$1,325

Noncash transactions:
Value of warrants granted in connection with debt financing	$—	$90

See notes to financial statements.

Pharmasset, Inc.

Notes to Financial Statements (Unaudited)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business - Pharmasset, Inc. (“Pharmasset” or the “Company”) is a clinical-stage pharmaceutical company committed to discovering, developing, and commercializing novel drugs to treat viral infections. The Company’s primary focus is on the development of nucleoside/tide analogs as oral therapeutics for the treatment of chronic hepatitis C virus (“HCV”) infection and, secondarily, on the development of RacivirTM for the treatment of human immunodeficiency virus (“HIV”) infection. Nucleoside/tide analogs are a class of compounds which act as alternative substrates for the viral polymerase, thus inhibiting viral replication. The Company currently has four clinical-stage product candidates, three of which it is developing itself and one of which it is developing with a strategic partner. The Company is also advancing a series of preclinical candidates in preparation for clinical development. The Company’s four clinical stage product candidates are:

•

RG7128 (formerly R7128), an HCV cytosine nucleoside analog polymerase inhibitor the Company is developing through a strategic collaboration with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (collectively, “Roche”). RG7128 is in two Phase 2b clinical trials in combination with Pegasys® (pegylated interferon) plus Copegus® (ribavirin), the standard of care for treating HCV (“SOC”). RG7128 is also being evaluated in the INFORM studies, the first series of studies designed to investigate the combination of two oral, direct acting antivirals (“DAAs”) in the absence of pegylated interferon and ribavirin. All of these studies are being conducted by Roche;

•	PSI-7977 (an isomer of PSI-7851), an HCV uracil nucleotide analog polymerase inhibitor, recently completed 28 days of dosing in a Phase 2a clinical trial in combination with SOC;

•	PSI-352938 (“PSI-938”), an HCV guanine nucleotide analog polymerase inhibitor, is in a Phase 1 clinical trial; and

•	Racivir, for the treatment of HIV in combination with other approved HIV drugs, which has completed a Phase 2 clinical trial.

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

Basis of Presentation - The Company was incorporated as Pharmasset, Inc. under the laws of Delaware on June 8, 2004. Management has evaluated subsequent events for disclosure or recognition in the accompanying financial statements up to the filing of this report.

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

Deferred Financing Costs - Costs incurred in connection with debt offerings are deferred (and included in prepaid expenses and other current assets and other long-term assets on the balance sheet) and amortized as interest expense over the term of the related debt using the effective interest method. The amortization expense is included in interest expense in the statements of operations.

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

•

Level 2 – Financial assets whose values are based on quoted market prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets.

•

Level 3 – Financial assets whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset.

As of March 31, 2010 and September 30, 2009, the Company did not have any Level 2 or 3 financial assets and the Company’s Level 1 financial assets were as follows:

	Level 1
	March 31, 2010	September 30, 2009
	(in thousands)
Money Market Funds	$1,517	$16,838
Mutual Funds (invested in short-term U.S. Treasury Obligations)	59,519	41,570
Certificate of Deposit	100	100

Total	$61,136	$58,508

The Certificate of Deposit included above as of March 31, 2010 and September 30, 2009 is for a letter of credit in place to support a performance bond required to ensure payment of import duties on supplies used in the Company’s development programs, and is classified as Restricted Cash on the balance sheet as of March 31, 2010 and September 30, 2009.

Concentrations of Credit Risk, Suppliers, and Revenues - The Company’s financial instruments that potentially subject it to concentrations of credit risk are cash and cash equivalents and investments. The Company invests cash that is not currently being used in operations in accordance with its investment policy. The policy allows for the purchase of low-risk, investment grade debt securities issued by the United States government and very highly-rated banks and corporations, subject to certain concentration limits. The policy allows for maturities that are not longer than two years for individual securities and an average of one year for the portfolio as a whole.

The Company relies on certain materials used in its development process, some of which are procured from a single source. The failure of a supplier, including a subcontractor, to deliver on schedule could delay or interrupt the development process and thereby adversely affect the Company’s operating results.

During the three and six months ended March 31, 2010 and 2009, the Company derived all of its revenues from one customer (See Note 4.)

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

Comprehensive Net Income (Loss) - Components of comprehensive income (loss) include net income (loss) and unrealized gain (loss) on available-for-sale securities, net of tax. Comprehensive income (loss), when present, is represented in the statements of operations and comprehensive net income (loss).

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Numerator:
Net loss	$(16,061)	$(15,472)	$(29,931)	$(33,748)

Denominator:
Weighted average common shares outstanding used in calculation of basic net loss per share	29,523	26,262	28,898	24,800
Effect of dilutive securities:
Common stock options	—	—	—	—
Common stock warrants	—	—	—	—

Weighted average common shares outstanding used in calculation of diluted net loss per share	29,523	26,262	28,898	24,800

Net loss per share: basic and diluted	$(0.54)	$(0.59)	$(1.04)	$(1.36)

The following table summarizes the securities outstanding at the end of each period with the potential to become common stock that have been excluded from the computation of diluted net income (loss) per share, as their effect would have been anti-dilutive.

	As of March 31,
	2010	2009
	(In thousands)

Options to purchase common stock	2,923	2,728
Common stock warrants	127	127

Total	3,050	2,855

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

Recently Issued Accounting Pronouncements - In September 2009, the FASB Emerging Issues Task Force, or EITF, issued guidance on accounting for multiple-deliverable revenue arrangements that provides principles and application guidance on whether multiple deliverables exist, and how the arrangement should be separated and the consideration allocated. This guidance requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price. The update eliminates the use of the residual method and requires an entity to allocate revenue using the relative selling price method and also significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. This guidance should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. The Company is currently evaluating the impact, if any, of adopting this guidance on its financial statements.

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

3. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	As of	As of
	March 31, 2010	September 30, 2009
	(In thousands)
Accrued clinical trial expenses	$1,276	$4,274
Accrued compensation	931	1,623
Accrued legal fees	1,399	1,165
Other accrued expenses	534	613

	$4,140	$7,675

4. CONTRACT REVENUE AGREEMENTS

The following is a reconciliation between cash payments received and receivable under contract revenue agreements and contract revenues reported:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Cash received/receivable	$4	$1,438	$27	$1,438
Deferred	—	—	—	—
Amortization	247	465	493	929

Revenues	$251	$1,903	$520	$2,367

The Company recorded revenues from the collaboration agreement with Roche, comprising 100% of total revenues during the three and six months ended March 31, 2010 and 2009. Revenues during each period primarily reflect amortization of up-front and subsequent collaborative and license payments received from Roche previously recorded as deferred revenue. Revenues during the three and six months ended March 31, 2009 also include $1.4 million of research and development payments from Roche for activities related to holding the IND application for RG7128, for which we had no continuing performance obligations.

Roche - In October 2004, the Company entered into a collaboration and license agreement with Roche to develop PSI-6130 and PSI-6130 prodrugs (including RG7128) for treating chronic HCV infection, and to discover chemically related nucleoside polymerase inhibitors pursuant to a research collaboration. The research collaboration ended in December 2006 with no additional rights being conferred upon Roche. The Company granted Roche worldwide rights, excluding Latin America and Korea, to PSI-6130 and its prodrugs. Roche paid the Company an up-front payment of $8.0 million in 2004 and agreed to pay future research and development costs. The up-front payment has been recorded as deferred revenue and is being amortized over the estimated development period. The portion of the above payments recorded as deferred revenue on the Company’s balance sheets as of March 31, 2010 and September 30, 2009 was approximately $3.4 million and $3.9 million, respectively. Roche is also required to make certain future payments to the Company for RG7128 upon the achievement of predefined development and marketing milestones in Roche’s territories. In addition, the Company will receive royalties paid as a percentage of total annual net product sales, if any, in Roche’s territories, and the Company will be entitled to receive one time performance payments should net sales from the product exceed specified thresholds.

The Company retained certain co-promotion rights in the United States. The Company will be required to pay Roche royalties on net product sales, if any, in the territories the Company has retained. Prior to the transfer of the IND for RG7128 to Roche, which occurred during December 2008, Roche funded and the Company was responsible for preclinical work, the IND submission, and the initial clinical trial, while Roche managed other preclinical studies and clinical development. Roche reimbursed the Company approximately $24 thousand and $0.1 million during the three months ended March 31, 2010 and 2009, and $38 thousand and $0.5 million during the six months ended March 31, 2010 and 2009, respectively, under this agreement. Roche will continue to fund all of the expenses of, and be responsible for, other preclinical studies and future clinical development of RG7128 in the territories licensed to Roche. Roche and the Company will continue to jointly oversee all development and marketing activities of RG7128 in the territories licensed to Roche.

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

Prepayment of the loans made pursuant to the Loan Agreement is subject to penalty and substantially all of the Company’s tangible and intangible assets (except for intellectual property) are pledged as collateral for the Loan Agreement. Future total principal repayments of the three Notes amount to $3.7 million in fiscal 2010, $9.5 million in fiscal 2011, $3.0 million in fiscal 2012, and $0.1 million in fiscal 2013. There are no additional borrowings available under the Loan Agreement.

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

6. STOCK COMPENSATION

In 1998, the Company adopted the 1998 Stock Plan, which was subsequently amended (hereinafter referred to as the “1998 Plan, as amended”). In 2007, the Company adopted the 2007 Equity Incentive Plan (“2007 Plan”). Upon the adoption of the 2007 Plan, no additional awards will be issued under the 1998 Plan, as amended, and the shares remaining for future issuance under the 1998 Stock Plan, as amended, were transferred to the 2007 Plan. The purpose of these plans is to provide an incentive to officers, directors, employees, independent contractors, and to other persons who provide significant services to the Company. A maximum of 5,683,396 shares of the Company’s common stock are authorized for issuance under the 2007 Plan, as amended and the 1998 Stock Plan, as amended. Issuances can be in the form of stock options, stock appreciation rights, restricted stock, deferred stock, restricted stock units, performance shares, phantom stock, and similar types of stock awards as well as cash awards. Stock options granted under the 2007 Plan, as amended may be either “incentive stock options,” as defined under Section 422 of the Code or nonstatutory stock options and shall be granted at per share exercise prices equal to the fair value of the shares on the dates of grant. The 2007 Plan, as amended, will terminate in fiscal 2017 unless it is extended or terminated earlier pursuant to its terms. As of March 31, 2010, 703,975 shares were available for future issuance under the 2007 Plan, as amended.

Stock Options - The assumptions used and weighted-average information for employee and director grants for the three and six months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009 (1)	2010	2009

Risk free interest rate	2.91%	—	2.91%	3.19%
Expected dividend yield	0.0%	—	0.0%	0.0%
Expected lives (years)	6.11	—	6.00	5.98
Expected volatility	63.66%	—	64.25%	54.39%
Weighted-average fair value of options granted	$17.56	—	$13.15	$9.97

(1)	No stock options were granted during the three months ended March 31, 2009.

Generally, stock options granted under these plans have a contractual life of ten years and vest pro rata over three or four year terms. A summary of the Company’s stock option activity during the six months ended March 31, 2010 is as follows:

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding - September 30, 2009	2,548,700	$10.26
Granted (unaudited)	566,691	$21.65
Exercised (unaudited)	(50,571)	$5.34
Forfeited (unaudited)	(6,409)	$21.97

Outstanding - December 31, 2009 (unaudited)	3,058,411	$12.43
Granted (unaudited)	5,000	$28.95
Exercised (unaudited)	(83,638)	$8.90
Forfeited (unaudited)	(56,809)	$18.73

Outstanding - March 31, 2010 (unaudited)	2,922,964	$12.44
Exercisable - September 30, 2009	1,481,788	$6.97

Exercisable - December 31, 2009 (unaudited)	1,672,754	$8.34

Exercisable - March 31, 2010 (unaudited)	1,703,201	$8.61

The range of exercise prices of stock options outstanding at March 31, 2010 was $3.00 to $32.00. The weighted average remaining contractual life of stock options outstanding at March 31, 2010 was 7.31 years. The total intrinsic value of options exercised during the six months ended March 31, 2010 was $2,043,535. The Company recognized compensation expense of $1,174,009 and $969,146 during the three months ended March 31, 2010 and 2009, and $2,899,282 and $2,260,809 during the six months ended March 31, 2010 and 2009, respectively, related to stock options issued to non-employees and employees. As of March 31, 2010 and September 30, 2009, $10,398,530 and $6,937,089, respectively, of deferred stock-based compensation expense related to non-employee and employee stock options remained unamortized. The unamortized amount of $10,398,530 as of March 31, 2010 has a weighted-average period of approximately 1.47 years to be recognized.

Outstanding as of March 31, 2010				Exercisable as of March 31, 2010
Number of Options	Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

1,001,546	3.00 - 4.49	5.45	$3.43	930,217	$3.38
6,500	4.50 - 5.99	7.00	$5.58	3,323	$5.63
35,268	6.00 - 7.49	1.59	$6.43	35,268	$6.43
88,666	7.50 - 10.49	6.98	$8.87	82,416	$8.89
642,666	10.50 - 15.00	7.58	$13.67	349,560	$13.66
1,147,318	15.01 - 29.99	8.99	$20.09	301,917	$19.04
1,000	30.00 - 45.00	7.81	$32.00	500	$32.00

As of March 31, 2010, after considering estimated forfeitures, there were 2,802,026 options outstanding that were either vested or expected to vest in the future, of which 1,703,201 options were currently exercisable, with weighted average exercise prices of $12.22 and $8.61 per share, aggregate intrinsic values of $40,871,719 and $30,981,755, and weighted average remaining contractual terms of 7.26 and 6.39 years, respectively.

Restricted Stock - Restricted stock has been issued to the Company’s non-employee directors and to consultant(s). Restricted stock issued to non-employee directors prior to fiscal 2010 vested no later than one year from the date of issuance, as long as the director remained in continuous service to the Company as of the vest date. Restricted stock issued to non-employee directors subsequent to fiscal 2009 vests 50% on the first anniversary of the date of grant, 25% on the second anniversary, and 25% on the third anniversary, provided that the director is and has remained in continuous service to the Company as a director as of such anniversary. Restricted stock issued to a consultant vests equally on a quarterly basis over four years.

With regard to restricted stock granted to non-employee directors, the fair value of the restricted stock issued was determined using the closing price of the Company’s common stock as reported on the Global Market of The NASDAQ Stock Market LLC (“NASDAQ”) on the date of grant and is recognized as stock-based compensation expense as the shares vest over the vesting period. With regard to the restricted stock granted to the consultant, stock-based compensation expense equal to the fair value of the restricted shares that vest is recorded on a quarterly basis over the vesting period of four years. The fair value of each of the restricted shares that vest is equal to the fair value of a share of the Company’s common stock as of each vesting date.

A summary of the Company’s restricted stock activity during the six months ended March 31, 2010 is as follows:

Number of
Shares
Outstanding - September 30, 2009	54,666
Granted (unaudited)	—
Forfeited (unaudited)	—

Outstanding - December 31, 2009 (unaudited)	54,666
Granted (unaudited)	12,000
Forfeited (unaudited)	—

Outstanding - March 31, 2010 (unaudited)	66,666

During March 2010, the Company issued a total of 12,000 shares of restricted stock to its non-employee directors. As of March 31, 2010, holders were vested in 49,666 of the 66,666 restricted shares outstanding, leaving a total of 17,000 restricted shares unvested as of quarter end. The weighted average fair value of the shares granted in fiscal 2010 was $29.01 per share.

The Company recognized compensation expense of $149,896 during the six months ended March 31, 2010 related to restricted stock issued to its non-employee directors and to the consultant. Unrecognized compensation expense for the restricted shares granted to the non-employee directors was $341,921 at March 31, 2010. This amount will be recognized over the remaining vesting period of the restricted shares.

7. STOCKHOLDERS’ EQUITY AND WARRANTS

Common Stock - As of March 31, 2010, the Company had 100,000,000 shares of common stock authorized with a par value of $0.001 per share and the Company had reserved 2,922,964 shares of common stock for issuance upon the exercise of outstanding common stock options. Also, 703,975 shares of the Company’s common stock were reserved for future grants of stock options (or other similar equity instruments) under the Company’s 2007 Plan, as amended, as of March 31, 2010. In addition, 127,248 shares of the Company’s common stock were reserved for future exercise of outstanding warrants as of March 31, 2010.

On February 2, 2010, the Company completed an underwritten public offering of 1,830,400 shares of the Company’s common stock (which included the underwriter’s exercise in full of its over-allotment option) for a price to the public of $18.75 per share. The underwriter purchased the shares from the Company at a price of $18.00 per share, pursuant to the underwriting agreement. The net proceeds from the sale of the shares, after deducting the underwriter’s discount and offering expenses, were $32.7 million.

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

8. INCOME TAXES

There was no income tax expense during the three and six months ended March 31, 2010 and 2009. The Company’s effective tax rate for the three and six months ended March 31, 2010 and 2009 was 0% due to uncertainties related to the realizability of the deferred tax assets as a result of the Company’s history of operating losses. The net deferred tax asset as of March 31, 2010 remains fully offset by a valuation allowance since it is more likely than not that such tax benefits will not be realized.

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

As of October 1, 2007, the Company’s unrecognized tax benefits were $126,000 and have not significantly changed as of March 31, 2010. The Company does not expect any significant changes to the unrecognized tax benefits within 12 months of the reporting date.

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

9. COMMITMENTS AND CONTINGENCIES

The Company has entered into an operating lease for office and laboratory space located in Princeton, New Jersey through May 22, 2015. The Company has also entered into an operating lease for office space located in Durham, North Carolina through April 2011.

As of March 31, 2010, minimum future payments under non-cancellable operating leases are as follows:

March 31, 2010
(In thousands)
Fiscal 2010	251
Fiscal 2011	884
Fiscal 2012	835
Fiscal 2013	835
Fiscal 2014	835
Thereafter	537

Total minimum payments required	$4,177

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

Overview

We are a clinical-stage pharmaceutical company committed to discovering, developing, and commercializing novel drugs to treat viral infections. Our primary focus is on the development of nucleoside/tide analogs as oral therapeutics for the treatment of chronic hepatitis C virus (“HCV”) infection and, secondarily, on the development of RacivirTM for the treatment of human immunodeficiency virus (“HIV”) infection. Nucleoside/tide analogs are a class of compounds which act as alternative substrates for the viral polymerase, thus inhibiting viral replication. We currently have four clinical-stage product candidates, three of which we are developing ourselves and one of which we are developing with a strategic partner. We are also advancing a series of preclinical candidates in preparation for clinical development. Our four clinical stage product candidates are:

•

RG7128 (formerly R7128), an HCV cytosine nucleoside analog polymerase inhibitor we are developing through a strategic collaboration with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (collectively, “Roche”). RG7128 is in two Phase 2b clinical trials in combination with Pegasys® (pegylated interferon) plus Copegus® (ribavirin), the standard of care for treating HCV (“SOC”). RG7128 is also being evaluated in the INFORM studies, the first series of studies designed to investigate the combination of two oral, direct acting antivirals (“DAAs”) in the absence of pegylated interferon and ribavirin. All of these studies are being conducted by Roche;

•	PSI-7977 (an isomer of PSI-7851), an HCV uracil nucleotide analog polymerase inhibitor, recently completed 28 days of dosing in a Phase 2a clinical trial in combination with SOC;

•	PSI-352938 (“PSI-938”), an HCV guanine nucleotide analog polymerase inhibitor, is in a Phase 1 clinical trial; and

•	Racivir, for the treatment of HIV in combination with other approved HIV drugs, which has completed a Phase 2 clinical trial.

In addition, we are developing PSI-353661 (“PSI-661”, an isomer of PSI-879), an HCV guanine nucleotide analog polymerase inhibitor we nominated as a development candidate in October 2009. PSI-661 is in preclinical studies required for submission of an Investigational New Drug (“IND”) application with the U.S. Food and Drug Administration (“FDA”) or equivalent foreign regulatory application. PSI-938 or PSI-661 could potentially be used in combination with our current nucleoside/tides, RG7128 or PSI-7977.

We are continuing to research nucleoside/tide analogs (both pyrimidines and purines) with the intention of identifying additional product candidates that can potentially be used in combination with our nucleoside/tides, RG7128 and PSI-7977, in combination with other classes of DAAs, or with pegylated interferon and/or ribavirin for the treatment of HCV. We have identified proprietary nucleotide prodrugs for oral administration that are referred to as phosphate prodrugs because they have the ability to deliver the biologically available monophosphate forms of the compounds into infected cells, thus bypassing a rate-limiting step in the metabolic pathway to the active triphosphate form of the drug. The goal of these efforts is to identify compounds with improved potency, safety, convenience, oral bioavailability, and increased intrahepatic nucleotide triphosphate levels. Certain of these compounds have demonstrated exceptional in vitro anti-HCV activity, with up to 100 times greater potency than PSI-6130 (of which RG7128 is a prodrug). Early studies in animals indicate that several of these compounds can achieve concentrations of the active triphosphate form in the liver up to 1000 times higher than PSI-6130 at equivalent doses.

We are developing PSI-7977, PSI-938, PSI-661, and Racivir ourselves. We have a strategic collaboration with Roche for the development of PSI-6130 and its prodrugs, including RG7128. Under the collaboration, Roche pays all development costs and provides us with potential income from milestone payments that can be used to fund the advancement of our proprietary product candidates.

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

Indication	Product Candidate	Status	Next Expected Milestone(s)	Commercialization Partners
HCV	RG7128	In 12 week and 24 week Phase 2b clinical trials in patients with HCV genotypes 1 and 4 being conducted by Roche	Initiate a Phase 2b clinical trial in patients with HCV genotypes 2 and 3 during the second half of calendar 2010 to be conducted by Roche; initiate Phase 3 studies after discussions with regulatory authorities	Roche

HCV	PSI-7977	Completed 28 day dosing portion of a Phase 2a clinical trial	Initiate a Phase 2b clinical trial during the fourth calendar quarter of 2010	—

HCV	PSI-938	In a Phase 1 clinical trial	Report preliminary results from the Phase 1 clinical trial during the third calendar quarter of 2010	—

HCV	PSI-661	In IND-enabling preclinical studies	Submit IND application during the fourth calendar quarter of 2010	—

HIV	Racivir	Completed Phase 2 clinical trial	Engage a development partner for a combination drug study	—

Product Candidates for the Treatment of HCV

HCV Background

HCV is a leading cause of chronic liver disease and liver transplants. The World Health Organization estimates nearly 180 million people worldwide, or approximately three percent of the world’s population, are infected with HCV. About 130 million of these individuals are chronic HCV carriers who are at an increased risk of developing liver cirrhosis or liver cancer, approximately 15 million of whom are in the United States, Europe, and Japan. The Center for Disease Control and Prevention (“CDC”) has reported that 4.1 million people in the United States have been infected with HCV, of whom 3.2 million are chronically infected. Of those chronically infected, the majority are undiagnosed and unaware of their HCV infection. Separately, approximately ten percent of diagnosed HCV patients in the United States are treated each year.

At least six major genotypes of HCV have been identified, each with multiple subtypes. Genotypes are designated with numbers (genotypes 1-6) and subtypes with letters. HCV genotypes 1, 2, 3, and 4 have a worldwide distribution, but their prevalence varies from one geographic area to another. Genotype 1 and its subtypes (1a and 1b) are the most common genotype globally, accounting for approximately 70% of infections. In the United States, approximately 67% and 33% of all of the genotype 1 HCV infections are subtypes 1a and 1b, respectively. Patients with genotype 2 or 3 represent approximately 25% of the worldwide chronically infected HCV population and the remaining five percent is comprised of genotypes 4 through 6. Worldwide sales of HCV drugs in 2005 were approximately $2.2 billion and are forecasted to reach more than $8.0 billion in 2015. Historically, sales of HCV drugs increase as new therapies are introduced that improve the sustained virologic response (“SVR”), defined as the inability to detect HCV RNA in a patient’s blood six months after discontinuation of therapy, with a standard polymerase chain reaction (“PCR”) test, which measures the amount of hepatitis C virus in the blood.

Limitations of Current HCV Infection Therapy

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

Patients currently being treated for HCV are given pegylated interferon as a weekly injection, administered together with twice daily ribavirin tablets. The current standard of care, however, has limitations that result in less than optimal SVR rates. Substantial side effects can render treatment intolerable for many patients. For example, pegylated interferon and ribavirin treated patients can have difficulties with fatigue, bone marrow suppression, anemia, and neuropsychiatric effects. In addition, genotype 1 patients typically receive 48 weeks of pegylated interferon and ribavirin, but less than 50% of these genotype 1 patients achieve an SVR, which many physicians and patients consider a low rate of success. Between 60% and 80% of the genotype 2 and 3 patients treated with pegylated interferon and ribavirin for 24 weeks achieve an SVR. The occurrence of side effects combined with the inconvenient treatment regimen can result in many patients not completing therapy. Furthermore, a majority of individuals with HCV infection are unable to be treated with interferon due to contraindications, such as advanced liver disease or psychiatric conditions. The less than optimal antiviral efficacy, potential for dose-limiting side effects (some of which can be serious), contraindications, and inconvenient dosing regimen illustrate the unmet medical need of the currently available standard of care. Current therapies may also not directly target the virus, suggesting additional patient benefit from agents which directly interfere with hepatitis C virus replication.

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

•

Part 3 was a 4-week study of RG7128 in combination with the current standard of care (“SOC”) for chronic HCV infection, Pegasys® (pegylated interferon) plus Copegus® (ribavirin), in 81 treatment-naïve patients chronically infected with HCV genotype 1, and additionally, in 25 prior treatment non-responders, or patients who did not achieve an SVR with previous interferon-based therapy, who were chronically infected with HCV genotypes 2 or 3. The primary objective of this study was to assess the safety, tolerability, and pharmacokinetics of RG7128 in the clinically-relevant setting of combination therapy with the current standard of care for chronic HCV infection. The secondary objective of Part 3 was to evaluate the short-term change in HCV RNA. The study included three oral dose regimens of RG7128 (500mg, 1000mg, and 1500mg BID – cohorts 1, 2, and 3, respectively) in patients chronically infected with HCV genotype 1 and one oral dose regimen of RG7128 (1500mg BID – cohort 4) in patients chronically infected with HCV genotypes 2 or 3.

The antiviral results for cohorts 1, 2, and 3 are summarized in the following table:

RG7128 dose	N	Mean HCV RNA change from Baseline	HCV RNA <LLOD[1] (<15IU/mL) N (%)
500mg BID + SoC	20	-3.8	6/20	(30%)
1000mg BID + SoC	25	-5.1	22/25	(88%)
1500mg BID + SoC	20	-5.1	17/20	(85%)
Placebo + SoC	16	-2.9	3/16	(19%)

1 – LLOD means lower limit of detection by Roche Taqman Assay

For cohorts 1, 2, and 3 in treatment-naïve genotype 1 patients, RG7128 was generally safe and well-tolerated when administered for 4 weeks in combination with SOC in patients with HCV genotype 1.

The antiviral results for the 1500mg BID dose cohort (cohort 4) in 25 prior treatment non-responders (patients who did not achieve an SVR with previous interferon-based therapy) who were chronically infected with HCV genotype 2 or 3 are summarized in the following table:

RG7128 dose	N	Mean HCV RNA change from Baseline	HCV RNA <LLOD[1] (<15IU/mL) N (%)
1500mg BID + SoC	20	-5.0	19/20	(95%)
Placebo + SoC	5	-3.7	3/5	(60%)

1 – LLOD means lower limit of detection by Roche Taqman Assay

RG7128 was generally safe and well-tolerated in cohort 4. After receiving 4 weeks of RG7128 in combination with SOC, the 20 patients infected with HCV genotype 2 or 3 continued to receive SOC alone for an additional 20 to 44 weeks as determined by their prior response and HCV genotype. Twenty-four weeks after the end of all treatment, 65% (13 of 20) of these patients demonstrated an SVR.

Phase 2b Study. In April 2009, Roche began dosing in a Phase 2b “PROPEL” study with RG7128. During February 2010, enrollment of approximately 400 treatment-naive, genotype-1 or genotype-4 HCV-infected patients was completed. The trial is evaluating the dose and duration of treatment of RG7128 in combination with SOC. The primary efficacy endpoint of the trial will be the proportion of patients that achieve an SVR. Subjects have been equally randomized into one of 5 arms of the study:

•	24 weeks of total treatment, with RG7128 500mg BID in combination with SOC for 12 weeks, followed by 12 weeks of SOC

•	24 weeks of total treatment, with RG7128 1000mg BID in combination with SOC for 12 weeks, followed by 12 weeks of SOC

•	24 weeks of total treatment, with RG7128 1000mg BID in combination with SOC for 8 weeks, followed by 16 weeks of SOC

•	48 weeks of total treatment, with RG7128 1000mg BID in combination with SOC for 12 weeks, followed by 36 weeks of SOC

•	A control arm with only SOC for 48 weeks

All patients receiving RG7128 in combination with SOC in this study are expected to complete dosing of RG7128 no later than May 7, 2010. Patients in the 24 week cohorts will discontinue treatment at week 24 if they achieved a rapid virologic response (“RVR”), defined as HCV RNA below the limit of detection (<15 IU/mL as measured by TaqMan assay) four weeks after the initiation of treatment. Patients who do not achieve an RVR will continue on SOC until week 48.

During November 2009, an independent Data Monitoring Committee (“DMC”) reviewed all available safety and efficacy data on the first cohort of approximately 100 patients who had completed at least 12 weeks of therapy. The DMC recommended to Roche that it could proceed with enrolling an additional 300 patients in this Phase 2b study of RG7128. The DMC reviewed any potential drug discontinuations, incidence and details of adverse events, and selected laboratory assessments. No safety events in the DMC review were considered significantly different from those expected from HCV patients taking pegylated interferon and ribavirin treatment. The DMC did not express concerns that would preclude enrollment of the remaining 300 patients in the ongoing phase 2b study in the HCV positive genotype 1 and 4 population, and did not recommend modification of dose or duration of any RG7128 dosing regimens. Ongoing assessments by the DMC have continued on a regularly scheduled basis.

An amendment to this protocol has been implemented which allows patients who were initially randomized to the placebo/SOC arm and who are non-responders to receive open label RG7128 1000mg BID for 24 weeks, followed by an additional 24 weeks of SOC. Non-response is defined as a patient who does not achieve at least a 2 log decline in HCV RNA by week 12 of therapy, or who has HCV RNA above the limit of detection (15 IU/mL) at week 24 of therapy. This amendment will provide longer-term treatment data on patients with prior non-response to SOC, including demonstrated null responders.

Roche has also initiated a “24+0” Phase 2b study of RG7128 in combination with SOC in 160 treatment-naïve patients with HCV genotypes 1 and 4 to evaluate the safety and efficacy of RG7128 in combination with SOC for 24 weeks with no SOC follow-up. Patients who achieve an RVR will stop all therapy (RG7128 and SOC) at week 24, while patients who do not achieve RVR will receive a full 48 weeks of SOC. Supportive data from this study could provide the flexibility for longer dosing of RG7128 which may be required in some populations, as well as combinations of RG7128 with other direct acting antivirals currently in development. This study completed enrollment during the second calendar quarter of 2010 and is being conducted at sites in the US and Canada. Patients will be equally randomized into one of two arms of the study:

•	24 weeks of total treatment, with RG7128 1000mg BID in combination with SOC for 24 weeks

•	A control arm with placebo and SOC for 48 weeks

An amendment to this 24-week study has been implemented which allows patients who were initially randomized to the placebo/SOC arm and who are non-responders to receive open label RG7128 1000mg BID for 24 weeks, followed by an additional 24 weeks of SOC. Non-response is defined as a patient who does not achieve at least a 2 log decline in HCV RNA by week 12 of therapy, or who has HCV RNA above the limit of detection (15 IU/mL) at week 24 of therapy. Patients from this study as well as the initial Phase 2b study of 12 weeks’ RG7128 who are randomized to placebo/SOC (described above) will provide longer-term treatment data on patients with prior non-response to SOC, including demonstrated null responders.

In addition, Roche is planning to initiate a Phase 2b study of RG7128 in combination with SOC in patients with HCV genotypes 2 and 3 later in 2010. RG7128 has previously demonstrated antiviral activity in HCV genotypes 2 and 3 prior non-responders in a 28 day clinical trial, with an RVR of 95% and an SVR of 65%.

PSI-7977

PSI-7977 is an isomer of PSI-7851 and a prodrug of a uridine nucleotide analog polymerase inhibitor we are developing for the treatment of chronic HCV infection. PSI-7851 demonstrated potent in vitro anti-HCV activity with EC90 values of 0.44 +/- 0.21 uM, between 14 and 17-fold more potent than the active metabolite of our first generation nucleoside polymerase inhibitor, PSI-6130. The in vitro half-life of the triphosphate (the biologically active form of the molecule) in primary human hepatocytes is approximately 38 hours, which supports the exploration of once-daily dosing in early studies. Like RG7128, PSI-7851 has demonstrated in vitro activity against HCV genotypes 1, 2, 3, and 4.

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

Phase 1 Studies. In March 2009, we initiated a Phase 1 study of PSI-7851, which was a single ascending dose study that assessed the safety, tolerability, and pharmacokinetics of PSI-7851 in 42 healthy subjects at doses ranging from 25mg to 800mg. Results from this study indicated there were:

•	No dose-limiting toxicity,

•	No serious adverse events, and

•	No clinically significant changes in vital signs or ECGs.

In June 2009, we initiated a Phase 1 multiple ascending dose study in HCV-infected patients. Forty subjects were enrolled at two U.S. centers and randomized to PSI-7851 (8 per cohort) or placebo (2 per cohort). The primary objective of this study was to assess the safety, tolerability, and pharmacokinetics of PSI-7851 after once-daily dosing for three days. The secondary objective of this study was to assess antiviral activity by measuring the change in circulating HCV RNA levels. Four dose cohorts of PSI-7851 (50mg QD, 100mg QD, 200mg QD, and 400mg QD) were evaluated. Results from this study indicated:

•	PSI-7851 was generally safe and well tolerated across all cohorts with no discontinuations, no serious adverse events, and no dose-related trends in adverse events or laboratory abnormalities.

•	PSI-7851 demonstrated potent antiviral activity with a mean HCV RNA change from baseline of -0.49 log10 IU/mL in patients receiving 50mg QD and -0.61 log10 IU/mL in patients receiving 100mg QD.

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

Phase 2a Study. During January 2010, we initiated a 28-day Phase 2a study of PSI-7977, an isomer of PSI-7851, and enrolled 63 patients with genotype 1 chronic HCV infection who had not been treated previously. The primary goal of the study was to determine the safety and tolerability of PSI-7977 in combination with SOC. The primary efficacy endpoint of the trial was the proportion of patients who achieve an RVR. Patients will continue to be followed through an SVR endpoint. Patients were randomized to receive one of four treatments:

•	PSI-7977 100mg QD in combination with SOC for 28 days, followed by 44 weeks of SOC alone (n=16)

•	PSI-7977 200mg QD in combination with SOC for 28 days, followed by 44 weeks of SOC alone (n=18)

•	PSI-7977 400mg QD in combination with SOC for 28 days, followed by 44 weeks of SOC alone (n=15)

•	A control arm with placebo in combination with SOC for 48 weeks (n=14)

Preliminary results from this study indicated:

•	Patients receiving PSI-7977 100mg QD in combination with SOC for 28 days achieved a mean 5.32 log10 IU/mL decrease in HCV RNA and 88% (14 of 16) achieved an RVR.

•	Patients receiving PSI-7977 200mg QD in combination with SOC for 28 days achieved a mean 5.06 log10 IU/mL decrease in HCV RNA and 94% (17 of 18) achieved an RVR.

•	Patients receiving PSI-7977 400mg QD in combination with SOC for 28 days achieved a mean 5.33 log10 IU/mL decrease in HCV RNA and 93% (14 of 15) achieved an RVR.

•	In the control arm, following 28 days of treatment with placebo in combination with SOC, patients achieved a mean 2.80 log10 IU/mL decrease in HCV RNA and 21% (3 of 14) achieved an RVR.

The baseline HCV RNA for all patients enrolled in the study was approximately 6.5 log10 IU/mL, and was similar across all treatment arms. The preliminary 28-day RVR data from this study are summarized in the following table:

Study Arm	Mean decrease in HCV RNA (log10 IU/mL) at Day 28	Percentage of Patients with HCV RNA below LLOD[1] (<15 IU/mL) at Day 28
100mg PSI-7977 QD + SOC	-5.32	88% (14/16)
200mg PSI-7977 QD + SOC	-5.06	94% (17/18)
400mg PSI-7977 QD + SOC	-5.33	93% (14/15)
Placebo + SOC	-2.80	21% (3/14)

1 – LLOD means lower limit of detection by Roche Taqman Assay

Safety and tolerability for the 28-day treatment period were similar for PSI-7977 in combination with SOC compared to placebo in combination with SOC. We anticipate initiating a 12-week Phase 2b study of PSI-7977 during the fourth calendar quarter of 2010.

Combination Treatment with Two or More Direct Acting Antivirals

The use of interferon in the current standard of care limits the number of patients who can or are willing to undergo therapy for HCV and may result in less compliance with treatment regimens. We believe that the combination of two or more direct acting antivirals (“DAAs”) may provide an SVR in the absence of interferon. The selection of the drugs in such combinations focuses on molecules which lack metabolic interaction and possess complementary resistance profiles.

The frequent emergence of resistant variants in HCV inhibitor monotherapy trials suggests that combinations of DAAs with complementary resistance profiles and differing metabolic pathways may be required to treat HCV. Based on consultations with experts in the field, we believe the combination of at least one nucleoside/tide analog with, for example, a protease inhibitor or non-nucleoside polymerase inhibitor, or one nucleoside/tide combined with a second complementary nucleoside/tide, present potentially useful therapeutic regimens. These different classes of DAAs possess complementary resistance profiles and differing metabolic pathways, suggesting that they will not adversely affect or antagonize the antiviral activity of the other compound. In addition, nucleoside/tide analogs have demonstrated in vitro the ability to suppress the resistant variants that emerge with partially-suppressive concentrations of protease inhibitors or non-nucleoside polymerase inhibitors. Clinical use of a combination of DAAs may provide improved antiviral activity across HCV genotypes and may lead to interferon-sparing regimens.

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

INFORM-1 was a randomized, double-blind, ascending dose Phase 1 trial that enrolled a total of 86 patients and was conducted by Roche. The principal objectives were to evaluate safety, tolerability, and antiviral activity of RG7128 and RG7227 administered in combination at increasing doses for up to 13 days. Results from this study demonstrated for the first time that the combination of an oral protease inhibitor and an oral nucleoside polymerase inhibitor resulted in significant circulating HCV RNA reduction in patients with HCV, as patients receiving the combination of RG7227 and RG7128 for 13 days (without pegylated interferon or ribavirin) experienced a median reduction in HCV RNA of -4.8 to -5.2 log10 IU/mL in the highest dose levels tested. In addition, no treatment-related serious adverse events, dose reductions, or discontinuations were reported during the study. Pharmacokinetic analysis also confirmed that there were no drug-drug interactions between the compounds. Following is a figure that presents by dose regimen the median log10 HCV RNA change from baseline over the 13 days of treatment.

The antiviral results for each dose regimen are summarized in the following table.

Regimen (RG7128 / RG7227 mg)	N	Patient Population		HCV RNA <LLOQ[1] (<43 IU/mL) N (%)	HCV RNA <LLOD[2] (<15 IU/mL) N (%)
500 BID/100 TID	8	Naïve		1/8(13%)	1/8(13%)
500 BID/200 TID	8	Naïve		5/8(63%)	2/8(25%)
1000 BID/100 TID	7	Naïve		5/7(71%)	2/7(29%)
1000 BID/200 TID	8	Naïve		5/8(63%)	2/8(25%)
1000 BID/600 BID	8	TF (non-null	)	4/8(50%)	1/8(13%)
1000 BID/900 BID	8	TF (null	)	4/8(50%)	2/8(25%)
1000 BID/900 BID	8	Naïve		7/8(88%)	5/8(63%)

1 – LLOQ means lower limit of quantification by Roche Taqman Assay

2 – LLOD means lower limit of detection by Roche Taqman Assay

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

In February 2010, Roche announced that it will not conduct the previously planned 28 day INFORM-2 study, designed to evaluate the combination of RG7128 with RG7227, InterMune’s HCV protease inhibitor, with and without pegylated interferon and ribavirin. Roche has decided instead to conduct longer duration studies of at least 12 weeks of RG7128 and RG7227 with and without pegylated interferon and ribavirin. The next INFORM study will commence after Roche and InterMune identify a dose level for ritonavir-boosted RG7227 from ongoing studies.

Pharmasset’s Proprietary DAA Combinations

Our drug discovery efforts are now primarily focused on the identification of purine nucleoside/tides that have resistance profiles that complement the resistance profiles of our pyrimidine analog product candidates, RG7128 and PSI-7977. Purines are phosphorylated by different enzymes than the pyrimidines, and thus should not antagonize the activity of the pyrimidines. In vitro, the combination of the purine analogs with the pyrimidine analogs provides additive to synergistic antiviral activity, potentially due to the fact that each of these classes of analogs compete with a different class of naturally occurring nucleotides for incorporation into nascent HCV RNA. Such complementary activities offer the potential for a potent dual nucleoside/tide analog-based combination for the future treatment of HCV.

Due to the unique attributes of nucleoside/tides, we believe a combination of two nucleoside/tides could possess competitive advantage. We also believe that other combinations including a protease inhibitor or non-nucleoside polymerase inhibitor may be limited in their efficacy due to their limited utility in genotypes other than Genotype 1. A dual nucleoside/tide combination could potentially provide therapeutic activity for all genotypes. In addition, since nucleoside/tides possess favorable resistance profiles, we believe that dual nucleoside/tide combinations could possess an advantage over other combinations that incorporate drug classes with less robust resistance profiles. This strategy of dual nucleoside/tide therapy underpins the current standard of care in HIV. Fixed-dose combinations of nucleoside/tides approved to treat HIV have long provided additional advantages, such as ease of compliance and reduced emergence of resistance.

During 2009, we nominated two guanosine nucleotides, PSI-938 and PSI-661, an isomer of PSI-879, as product candidates. The new guanosine nucleotide analogs retain activity against HCV with the S282T mutation, a mutation which reduces the in vitro susceptibility of the virus to RG7128 and PSI-7977.

PSI-938

PSI-938 is a guanine nucleotide analog polymerase inhibitor for the treatment of chronic HCV infection. PSI-938 has demonstrated in vitro anti-HCV activity with EC90 values of 1.43 +/- 0.67 µM. This compound has demonstrated equivalent potency against the S282T mutant which has reduced sensitivity to several other nucleoside analogs including RG7128, PSI-7977, NM283, and IDX184, and is metabolized to the active triphosphate form through a different phosphorylation pathway than our pyrimidine product candidates, RG7128 and PSI-7977, supporting a scientific rationale for a low likelihood of antagonism with the combination. The in vitro half-life of the triphosphate in primary human hepatocytes is approximately 12 hours, which supports the exploration of once-daily dosing in early development.

We filed an IND with the FDA during February 2010 and on April 7, 2010, dosing started in a Phase 1, single ascending dose (“SAD”) study in healthy subjects. This SAD study is a double-blinded (subject and investigator), randomized, parallel, placebo-controlled, first-time-in-human study of PSI-938. The primary objective is to investigate the safety, tolerability, and pharmacokinetics of PSI-938 following single oral administration in healthy subjects. We intend to report preliminary data from this SAD study along with antiviral data from a multiple-ascending dose (“MAD”) study in HCV-infected patients during the third calendar quarter of 2010.

PSI-661

PSI-661 is an isomer of PSI-879 and a prodrug of a guanine nucleotide analog polymerase inhibitor which we are developing for the treatment of chronic HCV infection. PSI-661 has demonstrated in vitro anti-HCV activity with EC90 values of 0.01 +/- 0.005 µM. PSI-661 uses a different prodrug strategy than PSI-938, but is metabolized to the same active purine triphosphate as PSI-938, and retains activity against HCV with an S282T mutation. Given the similarities of PSI-938 and PSI-661, our plan is to select one of these product candidates for later-stage clinical development based upon a review of the early human clinical trial results of both PSI-938 and PSI-661. Our current plan for PSI-661 is to submit an IND application, or its foreign equivalent, during the fourth calendar quarter of 2010.

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

Financial History

We have incurred substantial operating losses since our inception because we have devoted substantially all of our resources to our research and development activities and have not generated any revenue from the sale of approved drugs. As of March 31, 2010, we had an accumulated deficit of $197.3 million. We expect our operating losses to increase for at least the next several years as we continue to pursue the clinical development of PSI-7977, PSI-938, and PSI-661 and as we expand our discovery and development pipeline.

We have funded our operations primarily through the sale of equity securities, payments received under collaboration agreements, borrowings under our Loan Agreement, and interest earned on investments. We expect to continue to fund our operations over the next several years through our existing cash resources, borrowings under our Loan Agreement, potential future milestone payments that we expect to receive from Roche if certain conditions are satisfied, interest earned on our investments, payments received under potential future collaboration or other strategic partnership agreements, and additional capital to be raised through public or private equity offerings or debt financings. We will require significant additional financing in the future to fund our operations. Additional financing may not be available on acceptable terms, if at all. As of March 31, 2010, we had $61.0 million of cash and cash equivalents.

Revenues

All of our product candidates are currently in development and, therefore, we do not expect to generate any direct revenues from product sales for at least the next several years, if at all. Our revenues to date have been generated primarily from milestone payments under our collaboration agreements, license fees, and research funding. We currently have one collaboration agreement with Roche for the development of RG7128. We entered into our collaboration agreement with Roche in October 2004. Roche subsequently paid us an up-front payment of $8.0 million. As of March 31, 2010, we had received an aggregate of $44.5 million in payments under the Roche collaboration agreement, including research funding and related fees as well as up-front and milestone payments.

Under the current terms of the Roche collaboration agreement, if we and Roche succeed in obtaining all of the regulatory approvals specified in the agreement for RG7128, as of March 31, 2010 the maximum future development and commercialization milestone payments payable to us is $105.0 million. Receipt of any additional milestone payments depends on many factors, some of which are beyond our control. We cannot assure you that we will receive any of these future payments.

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

Our research activities are primarily focused on discovering and developing novel drugs to treat HCV. Our development activities are primarily focused on the development of RG7128 (in collaboration with Roche), PSI-7977, PSI-938, and PSI-661 for the treatment of HCV and, secondarily, on the development of Racivir for the treatment of HIV. We are responsible for all costs incurred in the clinical development of PSI-7977, PSI-938, PSI-661, and Racivir, as well as the research costs associated with our other internal research programs. On April 20, 2009, we announced that we would be voluntarily terminating our Phase 3 registration studies of clevudine for the treatment of hepatitis B virus (“HBV”).

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

The following table summarizes our research and development expenses for our current development programs, as well as clevudine, for the three and six months ended March 31, 2010 and 2009.

	Three Months Ended March 31,		Six Months Ended March 31,		Cumulative Project Costs
	2010	2009	2010	2009
	(In thousands)
Expenses attributed to projects:
RG7128 Studies *	$—	$—	$—	$—	$—
PSI-7977 (including PSI-7851) Studies	3,890	1,595	6,489	2,150	14,150
PSI-938 Studies	1,667	54	2,042	145	3,355
PSI-661 (including PSI-879) Studies	2,040	—	2,365	—	2,368
Phase 2 Racivir Studies	—	24	—	33	4,237
Clevudine Studies	—	7,392	1,350	16,340	72,959

Total attributed expenses	7,597	9,065	12,246	18,668

Unattributed expenses
Salaries and related personnel expenses	2,073	2,116	3,987	4,051
Non-cash stock compensation expense	709	585	1,751	1,365
Legal expenses associated with patents	439	497	833	910
Preclinical studies and new drug discovery services	483	435	922	843
Drug and laboratory supplies	265	273	508	486
Depreciation expense	220	212	440	427
Facility and other expenses	242	511	538	967

Total unattributed expenses	4,431	4,629	8,979	9,049

Total research and development expenses	$12,028	$13,694	$21,225	$27,717

*	Roche is responsible for all of the expenses associated with the research and development of RG7128.

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

As we obtain results from clinical trials, we may elect to discontinue or delay preliminary studies or clinical trials for a product candidate or development program in order to focus our resources on more promising product candidates or programs. As of December 31, 2009, we had completed the termination of our Phase 3 registration studies of clevudine.

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

Results of Operations

Three and Six Months Ended March 31, 2010 and 2009

Revenues. Revenues decreased to $0.3 million during the quarter ended March 31, 2010 from $1.9 million during the quarter ended March 31, 2009, and decreased to $0.5 million during the six months ended March 31, 2010 from $2.4 million during the six months ended March 31, 2009. Revenues during each three and six month period include amortization of up-front and subsequent collaborative and license payments received from Roche previously recorded as deferred revenue. Revenues during the three and six months ended March 31, 2009 also include $1.4 million of non-recurring research and development payments from Roche for activities related to holding the IND application for RG7128, for which we had no continuing performance obligations.

The following is a reconciliation between cash payments received under contract revenue agreements and contract revenues reported:

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Cash received/receivable	$4	$1,438	$27	$1,438
Deferred	—	—	—	—
Amortization	247	465	493	929

Revenues	$251	$1,903	$520	$2,367

Research and Development Expenses. Research and development expenses decreased to $12.0 million during the quarter ended March 31, 2010 from $13.7 million during the quarter ended March 31, 2009. This net decrease of $1.7 million consists of a $7.4 million decrease in clinical trial expenses for clevudine (we announced that we would be voluntarily terminating our Phase 3 registration studies of our former product candidate clevudine on April 20, 2009 and completed this termination process as of December 31, 2009), and a $0.2 million decrease in other research and development expenses. Partially offsetting this $7.6 million decrease was an increase of $2.3 million for preclinical and clinical trial costs for our second generation HCV product candidate, PSI-7977, a $2.0 million increase in preclinical trial costs for our third generation HCV product candidate, PSI-661, and a $1.6 million increase in preclinical and clinical trial costs for our other third generation HCV product candidate, PSI-938.

Research and development expenses decreased to $21.2 million during the six months ended March 31, 2010 from $27.7 million during the six months ended March 31, 2009. This net decrease of $6.5 million consists of a $15.0 million decrease in clinical trial expenses for clevudine (we voluntary terminated our Phase 3 registration studies of our former product candidate clevudine on April 20, 2009 and completed this termination process as of December 31, 2009), a $0.3 million decrease in licensing fees, and a $0.2 million decrease in other research and development expenses. Partially offsetting this $15.5 million decrease was an increase of $4.3 million for preclinical and clinical trial costs for our second generation HCV product candidate, PSI-7977, a $2.4 million increase in preclinical trial costs for our third generation HCV product candidate, PSI-661, a $1.9 million increase in preclinical and clinical trial costs for our other third generation HCV product candidate, PSI-938, and a $0.4 million increase for non-cash stock compensation expense.

General and Administrative Expenses. General and administrative expenses were $3.6 million during the quarter ended March 31, 2010, an increase of $0.7 million from $2.9 million during the quarter ended March 31, 2009. The increase of $0.7 million was due primarily to an increase of $0.9 million in legal expenses incurred in connection with our defense against the Demand for Arbitration and Relief (see Part II., Item 1.—Legal Proceedings, for additional information), as well as a $0.1 million increase for non-cash stock compensation expense. Partially offsetting this $1.0 million increase were reductions of $0.2 million in insurance expense and $0.1 million in consulting expense.

General and administrative expenses were $7.9 million during the six months ended March 31, 2010, an increase of $0.9 million from $7.0 million during the six months ended March 31, 2009. The increase of $0.9 million was due primarily to an increase of $1.7 million in legal expenses incurred in connection with our defense against the Demand for Arbitration and Relief (see Part II., Item 1.—Legal Proceedings, for additional information), as well as a $0.2 million increase for non-cash stock compensation expense. Partially offsetting this $1.9 million increase were reductions of $0.5 million in marketing expense, $0.1 million of consulting expense, $0.1 million of insurance expense, and $0.3 million in other administrative expenses.

Investment Income. Investment income decreased to $1 thousand during the quarter ended March 31, 2010 from $58 thousand during the quarter ended March 31, 2009, and decreased to $5 thousand during the six months ended March 31, 2010 from $167 thousand during the six months ended March 31, 2009. The decrease was due primarily to lower rates of return on the average invested cash balances during 2010 compared to 2009.

Interest Expense. Interest expense decreased to $0.6 million during the quarter ended March 31, 2010 from $0.8 million during the quarter ended March 31, 2009, and decreased to $1.3 million during the six months ended March 31, 2010 from $1.6 million during the six months ended March 31, 2009. The decrease in interest expense was due to lower levels of long-term debt during 2010 compared to 2009.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through public and private offerings of our equity securities, payments received under our collaboration agreements, and borrowings under our Loan Agreement. We have raised approximately $207.8 million in net proceeds from sales of our equity securities, and borrowed a total of $23.3 million under our Loan Agreement entered into on September 30, 2007. At March 31, 2010, we held $61.0 million in cash and cash equivalents and have invested substantially all of our available cash and cash equivalents in a mutual fund, which invests in short-term U.S. Treasury and Agency Obligations, or in a money fund account. Borrowings under our Loan Agreement were $16.3 million as of March 31, 2010.

Net cash used in operating activities was $27.3 million during the six months ended March 31, 2010 compared to $30.7 million during the six months ended March 31, 2009. The $3.4 million decrease in net cash used in operating activities during the six months ended March 31, 2010, as compared to the six months ended March 31, 2009, was due primarily to lower operating expenses of $4.4 million during the six months ended March 31, 2010 compared to the six months ended March 31, 2009 that were partially offset by unfavorable changes in our working capital of $1.0 million during the six months ended March 31, 2010 compared to the six months ended March 31, 2009.

Net cash used in investing activities of approximately $25 thousand during the six months ended March 31, 2010 was for the purchase of equipment. Net cash provided by investing activities of approximately $0.3 million during the six months ended March 31, 2009 resulted from the maturity of $0.5 million of short-term investments that was partially offset by $0.2 million of purchases of equipment.

Net cash provided by financing activities was $30.0 million during the six months ended March 31, 2010, compared to $46.6 million during the six months ended March 31, 2009. The net cash provided by financing activities during the six months ended March 31, 2010 consisted of $32.7 million of net proceeds from the issuance of common stock and $1.0 million in proceeds from the exercise of stock options that were partially offset by $3.7 million of principal payments on long-term debt. Net cash provided by financing activities during the six months ended March 31, 2009 consisted of $43.5 million in net proceeds from the issuance of common stock, borrowings of long-term debt of $3.3 million, and proceeds from the exercise of stock options of $0.4 million, that were partially offset by principal payments on long-term debt and capital lease obligations of $0.6 million.

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

Prepayment of the loans made pursuant to the Loan Agreement is subject to penalty and substantially all of our tangible and intangible assets (except for intellectual property) are pledged as collateral for the Loan Agreement. Future total principal repayments of the three Notes amount to $3.7 million in the second half of fiscal 2010, $9.5 million in fiscal 2011, $3.0 million in fiscal 2012, and $0.1 million in fiscal 2013. There are no additional borrowings available under the Loan Agreement.

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

Developing drugs, conducting clinical trials and commercializing products is expensive and we will need to raise additional funds to achieve our strategic objectives. Although we believe our existing cash resources will be sufficient to fund our projected cash requirements for the next 12 months, we will require significant additional financing in the future to complete our clinical trials for PSI-7977, PSI-938, and PSI-661, to fund our portion, if any, of the cost of clinical trials for RG7128 completed outside of the territories licensed by Roche, and to fund our other operations. Additional financing may not be available on acceptable terms, if at all. Our future capital requirements will depend on many factors, including:

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

Contractual Obligations and Commitments

We entered into an operating lease for office and laboratory space located in Princeton, New Jersey through May 22, 2015. We also entered into an operating lease for office space located in Durham, North Carolina through April 2011. We executed three secured promissory notes totaling $23.3 million; $10.0 million in October 2007, $10.0 million in March 2008, and $3.3 million in December 2008. The secured promissory notes require payments of interest only for the first 15 months followed by 30 equal monthly payments of principal and interest. As of March 31, 2010, future payments under the three promissory notes and minimum future payments under non-cancellable operating leases are as follows:

		Payments Due By Period
	Total	Less than 1 year	1-3 Years	4-5 Years	After 5 Years
	(In thousands)
Debt obligations
Debt maturities	$16,343	$8,563	$7,780	$—	$—
Contractual interest	1,892	1,391	501	—	—
Capital lease obligations
Debt maturities	—	—	—	—	—
Contractual interest	—	—	—	—	—
Operating leases	4,177	710	2,513	954
Purchase obligations	—	—	—	—	—

Total contractual obligations	$22,412	$10,664	$10,794	$954	$—

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

Accrued Expenses

We are required to estimate accrued expenses as part of our process of preparing financial statements. This process involves estimating the level of service performed on our behalf and the associated cost incurred in instances where we have not been invoiced or otherwise notified of actual costs. Examples of areas in which subjective judgments may be required include costs associated with services provided by contract organizations for preclinical development, clinical trials and manufacturing of clinical materials. We account for expenses associated with these external services by determining the total cost of a given study based on the terms of the related contract. We accrue for costs incurred as the services are being provided by monitoring the status of the trials and the invoices received from our external service providers. In the case of clinical trials, the estimated cost normally relates to the projected costs of having subjects enrolled in our trials, which we recognize over the estimated term of the trial according to the number of patients enrolled in the trial on an ongoing basis, beginning with patient enrollment. As actual costs become known to us, we adjust our accruals. To date, the number of clinical trials and related research service agreements has been relatively limited and our estimates have not differed significantly from the actual costs incurred. We expect, however, as clinical trials for PSI-7977, PSI-938, and PSI-661 advance, that our estimated accruals for clinical and research services will be more material to our operations in future periods.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of March 31, 2010. Based on that evaluation, management concluded that these controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified in SEC rules and forms.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1**	Second Amended and Restated Bylaws of Pharmasset, Inc., as amended through March 18, 2010 (Exhibit 3.1) (1)

4.4**	Form of Indenture (Exhibit 4.4) (2)

10.1**	Consulting Agreement, effective January 6, 2010, between Pharmasset, Inc. and Fredric D. Price (Exhibit 10.1) (3)

31.1*	Rule 13a-14(a)/15d-14(a) Certification

31.2*	Rule 13a-14(a)/15d-14(a) Certification

32.1*	Section 1350 Certification

32.2*	Section 1350 Certification

(1)	Filed as an Exhibit to our Current Report on Form 8-K filed on March 22, 2010
(2)	Filed as an Exhibit to our Registration Statement on Form S-3 filed on February 5, 2010
(3)	Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on February 9, 2010

* - Filed herewith.

** - Filed previously.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARMASSET, INC.

Date: May 5, 2010	By:	/s/ Kurt Leutzinger
Kurt Leutzinger Chief Financial Officer (duly authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification