Form 10-Q
period 2010-06-30
Pharmasset Inc
filed 2010-08-09
CIK 1301081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of July 30, 2010 was 33,984,692.

PHARMASSET, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2010

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. The forward-looking statements are principally contained in the sections entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “potential,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. These forward-looking statements include statements about the following:

•

our product development efforts, primarily with respect to the preclinical and clinical trial results and regulatory approval of RG7128, PSI-7977, PSI-938, and PSI-661 for the treatment of hepatitis C virus (“HCV”) and, secondarily, the development of RacivirTM for the treatment of human immunodeficiency virus (“HIV”);

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

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PHARMASSET, INC.

CONDENSED BALANCE SHEETS

(in thousands, except par value, share and per share amounts)

	As of June 30, 2010	As of September 30, 2009
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$144,374	$58,408
Amounts due from collaboration partner	10	369
Prepaid expenses and other assets	1,054	1,656

Total current assets	145,438	60,433

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
Equipment	4,152	3,613
Leasehold improvements	1,837	1,837

	5,989	5,450
Less accumulated depreciation and amortization	(4,133)	(3,419)

Total equipment and leasehold improvements, net	1,856	2,031
Restricted cash	100	100
Other assets	148	172

Total	$147,542	$62,736

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$8,824	$7,513
Accounts payable	3,116	2,533
Accrued expenses	4,746	7,675
Deferred rent	—	80
Deferred revenue	985	985

Total current liabilities	17,671	18,786

Deferred revenue	2,217	2,956
Long-term debt, net of discount of $214 and $472 as of June 30, 2010 and September 30, 2009, respectively	5,063	12,096

Total liabilities	24,951	33,838

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 100,000,000 shares authorized, 33,968,441 and 28,268,004 shares issued and outstanding at June 30, 2010 and September 30, 2009, respectively	34	28
Warrants to purchase 127,248 shares of common stock for $12.05 per share as of June 30, 2010 and September 30, 2009, respectively	1,230	1,230
Additional paid-in capital	334,663	195,025
Accumulated deficit	(213,336)	(167,385)

Total stockholders’ equity	122,591	28,898

Total	$147,542	$62,736

See notes to financial statements.

PHARMASSET, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Revenues	$249	$10,501	$769	$12,868

COSTS AND EXPENSES:
Research and development	11,505	13,677	32,731	41,394
General and administrative	4,200	2,995	12,086	9,958

Total costs and expenses	15,705	16,672	44,817	51,352

Operating loss	(15,456)	(6,171)	(44,048)	(38,484)

Investment income	1	38	6	205
Interest expense	(565)	(816)	(1,909)	(2,418)

Loss before income taxes	(16,020)	(6,949)	(45,951)	(40,697)
Provision for income taxes	—	—	—	—

Net loss	$(16,020)	$(6,949)	$(45,951)	$(40,697)

Net loss per share: basic and diluted	$(0.50)	$(0.25)	$(1.54)	$(1.57)

Weighted average shares outstanding:
basic and diluted	32,000,528	28,121,400	29,932,398	25,907,063

See notes to financial statements.

PHARMASSET, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(45,951)	$(40,697)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	714	740
Non-cash stock compensation	4,293	3,570
Non-cash interest expense	316	415
Changes in operating assets and liabilities:
Amounts due from collaboration partner, prepaid expenses and other assets	927	(609)
Accounts payable	584	(277)
Accrued expenses	(2,929)	1,796
Deferred rent	(80)	(93)
Deferred revenue	(739)	(1,393)

Net cash used in operating activities	(42,865)	(36,548)

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturity of short-term investments	—	500
Purchase of equipment and leasehold improvements	(539)	(200)

Net cash (used in) provided by investing activities	(539)	300

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	3,333
Proceeds from exercise of stock options	1,446	582
Principal payments on long-term debt	(5,980)	(1,466)
Principal payments on capital lease obligations	—	(42)
Proceeds from issuances of common stock, net of issuance costs of $7,111 and $2,092 during 2010 and 2009, respectively	133,904	43,425

Net cash provided by financing activities	129,370	45,832

Net increase in cash and cash equivalents	85,966	9,584
Cash and cash equivalents - Beginning of period	58,408	63,073

Cash and cash equivalents - End of period	$144,374	$72,657

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$1,593	$2,003

Noncash transactions:
Value of warrants granted in connection with debt financing	$—	$90

See notes to financial statements.

Pharmasset, Inc.

Notes to Financial Statements (Unaudited)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business - Pharmasset, Inc. (“Pharmasset” or the “Company”) is a clinical-stage pharmaceutical company committed to discovering, developing, and commercializing novel drugs to treat viral infections. The Company’s primary focus is on the development of nucleoside/tide analogs as oral therapeutics for the treatment of chronic hepatitis C virus (“HCV”) infection and, secondarily, on the development of RacivirTM for the treatment of human immunodeficiency virus (“HIV”) infection. Nucleoside/tide analogs are a class of compounds which act as alternative substrates for the viral polymerase, thus inhibiting viral replication. The Company currently has four clinical-stage product candidates, three of which it is developing itself and one of which it is developing with a strategic partner. The Company is also advancing a series of preclinical candidates in preparation for clinical development. The Company’s four clinical stage product candidates are:

•

RG7128, an HCV cytosine nucleoside analog polymerase inhibitor the Company is developing through a strategic collaboration with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (collectively, “Roche”). RG7128 recently completed 12 weeks of dosing in a Phase 2b “PROPEL” clinical trial in combination with Pegasys® (pegylated interferon) plus Copegus® (ribavirin), the standard of care for treating HCV (“SOC”) and is also in a 24 week Phase 2b clinical trial in combination with SOC. RG7128 is also being evaluated in the INFORM studies, the first series of studies designed to investigate the combination of two oral, direct acting antivirals (“DAAs”) in the absence of pegylated interferon and ribavirin. All of these studies are being conducted by Roche;

•

PSI-7977, an HCV uracil nucleotide analog polymerase inhibitor that recently completed 28 days of dosing in a Phase 2a clinical trial in combination with SOC. We are planning for a Phase 2b clinical trial in combination with SOC that we expect to initiate during the fourth calendar quarter of 2010;

•	PSI-352938 (“PSI-938”), an HCV guanine nucleotide analog polymerase inhibitor that is in a Phase 1 clinical trial; and

•	Racivir, for the treatment of HIV in combination with other approved HIV drugs, which has completed a Phase 2 clinical trial.

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

As of June 30, 2010 and September 30, 2009, the Company did not have any Level 2 or 3 financial assets and the Company’s Level 1 financial assets were as follows:

	Level 1
	June 30, 2010	September 30, 2009
	(in thousands)
Money Market Funds	$4,855	$16,838
Mutual Funds (invested in short-term U.S. Treasury Obligations)	139,519	41,570
Certificate of Deposit	100	100

Total	$144,474	$58,508

The Certificate of Deposit included above as of June 30, 2010 and September 30, 2009 is for a letter of credit in place to support a performance bond required to ensure payment of import duties on supplies used in the Company’s development programs, and is classified as Restricted Cash on the balance sheet as of June 30, 2010 and September 30, 2009.

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

During the three and nine months ended June 30, 2010 and 2009, the Company derived all of its revenues from one customer (See Note 4).

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

Stock-based compensation expense is included in both research and development expenses and in general and administrative expenses in the statements of operations. Since the Company’s stock was not publicly traded prior to April 27, 2007, the expected volatility was calculated for each equity award granted based on the “peer method.” The Company identified companies that trade publicly within the pharmaceutical industry that have similar SIC codes, employee count and revenues. Prior to October 1, 2006, the Company had chosen the weekly high price volatility for these companies for a period of five years. Subsequent to October 1, 2006, the Company has used the weekly high price for these companies for a period of six years to coincide with the expected term.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Numerator:
Net loss	$(16,020)	$(6,949)	$(45,951)	$(40,697)

Denominator:
Weighted average common shares outstanding used in calculation of basic net loss per share	32,001	28,121	29,932	25,907
Effect of dilutive securities:
Common stock options	—	—	—	—
Common stock warrants	—	—	—	—

Weighted average common shares outstanding used in calculation of diluted net loss per share	32,001	28,121	29,932	25,907

Net loss per share: basic and diluted	$(0.50)	$(0.25)	$(1.54)	$(1.57)

The following table summarizes the securities outstanding at the end of each period with the potential to become common stock that have been excluded from the computation of diluted net income (loss) per share, as their effect would have been anti-dilutive.

	As of June 30,
	2010	2009
	(In thousands)

Options to purchase common stock	2,871	2,689
Common stock warrants	127	127

Total	2,998	2,816

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

Recently Issued Accounting Pronouncements - In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements. This ASU provides guidance on accounting for multiple-deliverable revenue arrangements that provides principles and application guidance on whether multiple deliverables exist, and how the arrangement should be separated and the consideration allocated. This guidance requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price. The update eliminates the use of the residual method and requires an entity to allocate revenue using the relative selling price method and also significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. This guidance should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. The Company is currently evaluating the impact, if any, of adopting this guidance on its financial statements.

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition — Milestone Method. This ASU provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. Under the milestone method of revenue recognition, consideration that is contingent upon achievement of a milestone in its entirety can be recognized as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. This standard provides the criteria to be met for a milestone to be considered substantive which includes that: a) performance consideration earned by achieving the milestone be commensurate with either performance to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from performance to achieve the milestone; and b) relate to past performance and be reasonable relative to all deliverables and payment terms in the arrangement. This standard is effective on a prospective basis for milestones in fiscal years beginning on or after June 15, 2010. Although we are still evaluating the impact of this standard, we do not expect its adoption to have a material impact on our financial position or the results of our operations.

3. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	As of	As of
	June 30, 2010	September 30, 2009
	(In thousands)
Accrued clinical trial expenses	$776	$4,274
Accrued compensation	1,342	1,623
Accrued legal fees	1,725	1,165
Other accrued expenses	903	613

	$4,746	$7,675

4. CONTRACT REVENUE AGREEMENTS

The following is a reconciliation between cash payments received and receivable under contract revenue agreements and contract revenues reported:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Cash received/receivable	$3	$10,037	$30	$11,475
Deferred	—	—	—	—
Amortization	246	464	739	1,393

Revenues	$249	$10,501	$769	$12,868

The Company recorded revenues from the collaboration agreement with Roche, comprising 100% of total revenues during the three and nine months ended June 30, 2010 and 2009. Revenues during each period reflect amortization of up-front and subsequent collaborative and license payments received from Roche previously recorded as deferred revenue. Revenues during the three and nine months ended June 30, 2009 also include a $10.0 million milestone payment received from Roche for initiating a Phase 2b study of RG7128. Revenues during the nine months ended June 30, 2009 also include $1.4 million of research and development payments from Roche for activities related to holding and maintaining the Investigational New Drug (“IND”) application for RG7128.

Roche - In October 2004, the Company entered into a collaboration and license agreement with Roche to develop PSI-6130 and PSI-6130 prodrugs (including RG7128) for treating chronic HCV infection, and to discover chemically related nucleoside polymerase inhibitors pursuant to a research collaboration. The research collaboration ended in December 2006 with no additional rights being conferred upon Roche. The Company granted Roche worldwide rights, excluding Latin America and Korea, to PSI-6130 and its prodrugs (including RG7128). Roche paid the Company an up-front payment of $8.0 million in 2004 and agreed to pay future research and development costs. The up-front payment has been recorded as deferred revenue and is being amortized over the estimated development period. The portion of the above payments recorded as deferred revenue on the Company’s balance sheets as of June 30, 2010 and September 30, 2009 was approximately $3.2 million and $3.9 million, respectively. Roche is also required to make certain future payments to the Company for RG7128 upon the achievement of predefined development and marketing milestones in Roche’s territories. In addition, the Company will receive royalties paid as a percentage of total annual net product sales, if any, in Roche’s territories, and the Company will be entitled to receive one time performance payments should net sales from the product exceed specified thresholds.

The Company retained certain co-promotion rights in the United States. The Company will be required to pay Roche royalties on net product sales, if any, in the territories the Company has retained. Prior to the transfer of the IND for RG7128 to Roche, which occurred during December 2008, Roche funded and the Company was responsible for preclinical work, the IND submission, and the initial clinical trial, while Roche managed other preclinical studies and clinical development. Roche reimbursed the Company approximately $3 thousand and $0.3 million during the three months ended June 30, 2010 and 2009, and $42 thousand and $0.8 million during the nine months ended June 30, 2010 and 2009, respectively, under this agreement. Roche will continue to fund all of the expenses of, and be responsible for, other preclinical studies and future clinical development of RG7128 in the territories licensed to Roche. Roche and the Company will continue to jointly oversee all development and marketing activities of RG7128 in the territories licensed to Roche.

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

Prepayment of the loans made pursuant to the Loan Agreement is subject to penalty and substantially all of the Company’s tangible and intangible assets (except for intellectual property) are pledged as collateral for the Loan Agreement. Future total principal repayments of the three Notes amount to $1.5 million in fiscal 2010, $9.5 million in fiscal 2011, $3.0 million in fiscal 2012, and $0.1 million in fiscal 2013. There are no additional borrowings available under the Loan Agreement.

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

6. STOCK COMPENSATION

In 1998, the Company adopted the 1998 Stock Plan, which was subsequently amended (hereinafter referred to as the “1998 Plan, as amended”). In 2007, the Company adopted the 2007 Equity Incentive Plan (“2007 Plan”). Upon the adoption of the 2007 Plan, no additional awards will be issued under the 1998 Plan, as amended, and the shares remaining for future issuance under the 1998 Stock Plan, as amended, were transferred to the 2007 Plan. The purpose of these plans is to provide an incentive to officers, directors, employees, independent contractors, and to other persons who provide significant services to the Company. A maximum of 5,683,396 shares of the Company’s common stock are authorized for issuance under the 2007 Plan, as amended and the 1998 Stock Plan, as amended. Issuances can be in the form of stock options, stock appreciation rights, restricted stock, deferred stock, restricted stock units, performance shares, phantom stock, and similar types of stock awards as well as cash awards. Stock options granted under the 2007 Plan, as amended may be either “incentive stock options,” as defined under Section 422 of the Internal Revenue Code (“Code”) or nonstatutory stock options and shall be granted at per share exercise prices equal to the fair value of the shares on the dates of grant. The 2007 Plan, as amended, will terminate in fiscal 2017 unless it is extended or terminated earlier pursuant to its terms. As of June 30, 2010, 712,346 shares were available for future issuance under the 2007 Plan, as amended.

Stock Options - The assumptions used and weighted-average information for employee and director grants for the three and nine months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009 (1)	2010	2009
Risk free interest rate	2.93%	—	2.91%	3.19%
Expected dividend yield	0.0%	—	0.0%	0.0%
Expected lives (years)	6.11	—	6.00	5.98
Expected volatility	68.28%	—	64.26%	54.39%
Weighted-average fair value of options granted	$21.06	—	$13.17	$9.97

(1)	No stock options were granted during the three months ended June 30, 2009.

Generally, stock options granted under these plans have a contractual life of ten years and vest pro rata over three or four year terms. A summary of the Company’s stock option activity during the nine months ended June 30, 2010 is as follows:

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding - September 30, 2009	2,548,700	$10.26
Granted (unaudited)	566,691	$21.65
Exercised (unaudited)	(50,571)	$5.34
Forfeited (unaudited)	(6,409)	$21.97

Outstanding - December 31, 2009 (unaudited)	3,058,411	$12.43
Granted (unaudited)	5,000	$28.95
Exercised (unaudited)	(83,638)	$8.90
Forfeited (unaudited)	(56,809)	$18.73

Outstanding - March 31, 2010 (unaudited)	2,922,964	$12.44
Granted (unaudited)	1,800	$33.10
Exercised (unaudited)	(43,831)	$9.86
Forfeited (unaudited)	(10,171)	$17.57

Outstanding - June 30, 2010 (unaudited)	2,870,762	$12.47
Exercisable - September 30, 2009	1,481,788	$6.97

Exercisable - December 31, 2009 (unaudited)	1,672,754	$8.34

Exercisable - March 31, 2010 (unaudited)	1,703,201	$8.61

Exercisable - June 30, 2010 (unaudited)	1,762,296	$8.85

The range of exercise prices of stock options outstanding at June 30, 2010 was $3.00 to $33.10. The weighted average remaining contractual life of stock options outstanding at June 30, 2010 was 7.09 years. The total intrinsic value of options exercised during the nine months ended June 30, 2010 was $2,962,238. The Company recognized compensation expense of $1,160,216 and $959,040 during the three months ended June 30, 2010 and 2009, and $4,059,496 and $3,320,463 during the nine months ended June 30, 2010 and 2009, respectively, related to stock options issued to non-employees and employees. As of June 30, 2010 and September 30, 2009, $9,189,601 and $6,937,089, respectively, of deferred stock-based compensation expense related to non-employee and employee stock options remained unamortized. The unamortized amount of $9,189,601 as of June 30, 2010 has a weighted-average period of approximately 1.37 years to be recognized.

Outstanding as of June 30, 2010				Exercisable as of June 30, 2010
Number of Options	Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

990,318	3.00 - 4.49	5.20	$3.43	940,919	$3.39
6,500	4.50 - 5.99	6.75	$5.58	4,041	$5.61
27,268	6.00 - 7.49	1.73	$6.55	27,268	$6.55
86,666	7.50 -10.49	6.86	$8.88	81,666	$8.91
618,266	10.50 -15.00	7.33	$13.66	372,066	$13.66
1,133,944	15.01 -29.99	8.74	$20.05	335,773	$19.00
7,800	30.00 -33.10	9.48	$30.30	563	$32.00

As of June 30, 2010, after considering estimated forfeitures, there were 2,764,051 options outstanding that were either vested or expected to vest in the future, of which 1,762,296 options were currently exercisable, with weighted average exercise prices of $12.26 and $8.85 per share, aggregate intrinsic values of $41,703,363 and $32,583,492 and weighted average remaining contractual terms of 7.04 and 6.23 years, respectively.

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

A summary of the Company’s restricted stock activity during the nine months ended June 30, 2010 is as follows:

Number of Shares
Outstanding - September 30, 2009	54,666
Granted (unaudited)	—
Forfeited (unaudited)	—

Outstanding - December 31, 2009 (unaudited)	54,666
Granted (unaudited)	12,000
Forfeited (unaudited)	—

Outstanding - March 31, 2010 (unaudited)	66,666
Granted (unaudited)	—
Forfeited (unaudited)	—

Outstanding - June 30, 2010 (unaudited)	66,666

During March 2010, the Company issued a total of 12,000 shares of restricted stock to its non-employee directors. As of June 30, 2010, holders were vested in 51,332 of the 66,666 restricted shares outstanding, leaving a total of 15,334 restricted shares unvested as of quarter end. The weighted average fair value of the shares granted in fiscal 2010 was $29.01 per share.

The Company recognized compensation expense of $233,857 during the nine months ended June 30, 2010 related to restricted stock issued to its non-employee directors and to the consultant. Unrecognized compensation expense for the restricted shares granted to the non-employee directors was $298,525 at June 30, 2010. This amount will be recognized over the remaining vesting period of the restricted shares.

7. STOCKHOLDERS’ EQUITY AND WARRANTS

Common Stock - As of June 30, 2010, the Company had 100,000,000 shares of common stock authorized with a par value of $0.001 per share and the Company had reserved 2,870,762 shares of common stock for issuance upon the exercise of outstanding common stock options. Also, 712,346 shares of the Company’s common stock were reserved for future grants of stock options (or other similar equity instruments) under the Company’s 2007 Plan, as amended, as of June 30, 2010. In addition, 127,248 shares of the Company’s common stock were reserved for future exercise of outstanding warrants as of June 30, 2010.

On May 19, 2010, the Company completed an underwritten public offering of 3,680,000 shares of the Company’s common stock (which included the underwriter’s exercise in full of its over-allotment option) for a price to the public of $29.00 per share. The underwriter purchased the shares from the Company at a price of $27.55 per share, pursuant to the underwriting agreement. The net proceeds from the sale of the shares, after deducting the underwriter’s discount and offering expenses, were $101.2 million.

In addition, on February 2, 2010, the Company completed an underwritten public offering of 1,830,400 shares of the Company’s common stock (which included the underwriter’s exercise in full of its over-allotment option) for a price to the public of $18.75 per share. The underwriter purchased the shares from the Company at a price of $18.00 per share, pursuant to the underwriting agreement. The net proceeds from the sale of the shares, after deducting the underwriter’s discount and offering expenses, were $32.7 million.

Initial Public Offering - On May 2, 2007, the Company completed an initial public offering (“IPO”) of 5,050,000 shares of its common stock (including the underwriters’ exercise of a portion of their over-allotment option) at a public offering price of $9.00 per share. Net cash proceeds from the IPO were $40.7 million after deducting the underwriter’s discount and offering expenses paid during fiscal 2007.

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

8. INCOME TAXES

There was no income tax expense during the three and nine months ended June 30, 2010 and 2009. The Company’s effective tax rate for the three and nine months ended June 30, 2010 and 2009 was 0% due to uncertainties related to the realizability of the deferred tax assets as a result of the Company’s history of operating losses. The net deferred tax asset as of June 30, 2010 remains fully offset by a valuation allowance since it is more likely than not that such tax benefits will not be realized.

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

As of October 1, 2007, the Company’s unrecognized tax benefits were $126,000 and have not significantly changed as of June 30, 2010. The Company does not expect any significant changes to the unrecognized tax benefits within 12 months of the reporting date.

The Internal Revenue Service (“IRS”) could challenge tax positions taken by the Company for the periods for which there are open tax years. The Company is open to challenge for the periods of 2004-2009 from federal and state jurisdictions.

Under Section 382 of the Code, utilization of the net operating loss and research and development tax credit carryforwards may be subject to a limitation if a change in ownership of the Company, as defined in the Code, occurred previously or could occur in the future. The Company completed a Section 382 analysis regarding limitation of its net operating loss and research and development credit carryforwards that covered the period three years prior to its IPO on May 2, 2007 through its follow-on public offering of its common stock on February 5, 2009, and concluded that a change in control occurred at the Company during the quarter ended September 30, 2008. This change in control limits the future use of the Company’s net operating loss and research and development credit carryforwards from fiscal 2008 and prior years. However, based upon the Company’s financial projections, it does not believe that this limitation will result in the expiration of any of these net operating loss and research and development credit carryforwards before they are able to be utilized. Changes in ownership subsequent to this period could lead to a change in the limitation in future years, which could impact the use of the Company’s net operating loss and research and development credit carryforwards generated in the affected years. Any limitation may result in expiration of a portion of the NOL or research and development credit carryforwards before utilization, which would reduce the Company’s gross deferred tax assets. The Company will continue to monitor changes in its ownership and will update its Section 382 analysis when it believes a change in control may have occurred.

9. COMMITMENTS AND CONTINGENCIES

The Company has entered into an operating lease for office and laboratory space located in Princeton, New Jersey through May 22, 2015. The Company has also entered into an operating lease for office space located in Durham, North Carolina through April 2011.

As of June 30, 2010, minimum future payments under non-cancellable operating leases are as follows:

As of June 30, 2010
(In thousands)
Fiscal 2010	150
Fiscal 2011	884
Fiscal 2012	835
Fiscal 2013	835
Fiscal 2014	835
Thereafter	537

Total minimum payments required	$4,076

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

Overview

We are a clinical-stage pharmaceutical company committed to discovering, developing, and commercializing novel drugs to treat viral infections. Our primary focus is on the development of nucleoside/tide analogs as oral therapeutics for the treatment of chronic hepatitis C virus (“HCV”) infection and, secondarily, on the development of RacivirTM for the treatment of human immunodeficiency virus (“HIV”) infection. Nucleoside/tide analogs are a class of compounds which act as alternative substrates for the viral polymerase, thus inhibiting viral replication. We currently have four clinical-stage product candidates, three of which we are developing ourselves and one of which we are developing with a strategic partner. We are also advancing a series of preclinical candidates in preparation for clinical development. Our four clinical stage product candidates are:

•

RG7128, an HCV cytosine nucleoside analog polymerase inhibitor we are developing through a strategic collaboration with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (collectively, “Roche”). RG7128 recently completed 12 weeks of dosing in a Phase 2b “PROPEL” clinical trial in combination with Pegasys® (pegylated interferon) plus Copegus® (ribavirin), the standard of care for treating HCV (“SOC”) and is also in a 24 week Phase 2b clinical trial in combination with SOC. RG7128 is also being evaluated in the INFORM studies, the first series of studies designed to investigate the combination of two oral, direct acting antivirals (“DAAs”) in the absence of pegylated interferon and ribavirin. All of these studies are being conducted by Roche;

•

PSI-7977, an HCV uracil nucleotide analog polymerase inhibitor that recently completed 28 days of dosing in a Phase 2a clinical trial in combination with SOC. We are planning for a Phase 2b clinical trial in combination with SOC that we expect to initiate during the fourth calendar quarter of 2010;

•	PSI-938, an HCV guanine nucleotide analog polymerase inhibitor that is in a Phase 1 clinical trial; and

•	Racivir, for the treatment of HIV in combination with other approved HIV drugs, which has completed a Phase 2 clinical trial.

In addition, we are developing PSI-661, an HCV guanine nucleotide analog polymerase inhibitor we nominated as a development candidate in October 2009. PSI-661 is in preclinical studies required for submission of an Investigational New Drug (“IND”) application with the U.S. Food and Drug Administration (“FDA”) or equivalent foreign regulatory application. PSI-938 or PSI-661 could potentially be used in combination with our current nucleoside/tides, RG7128 or PSI-7977, as well as other classes of DAAs. Given the similarities of PSI-938 and PSI-661, our plan is to select one of these product candidates for later-stage clinical development based upon a review of the early human clinical trial results of both PSI-938 and PSI-661.

We are continuing to research nucleoside/tide analogs (both pyrimidines and purines) with the intention of identifying additional product candidates that can potentially be used in combination with our nucleoside/tides, RG7128 and PSI-7977, in combination with other classes of DAAs, or with SOC for the treatment of HCV. We have identified proprietary nucleotide prodrugs for oral administration that are referred to as phosphate prodrugs because they have the ability to deliver the biologically available monophosphate forms of the compounds into infected cells, thus bypassing a rate-limiting step in the metabolic pathway to the active triphosphate form of the drug. The goal of these efforts is to identify compounds with improved potency, safety, convenience, oral bioavailability, and increased intrahepatic nucleotide triphosphate levels. Certain of these compounds have demonstrated exceptional in vitro anti-HCV activity, with up to 100 times greater potency than PSI-6130 (of which RG7128 is a prodrug). Early studies in animals indicate that several of these compounds can achieve concentrations of the active triphosphate form in the liver up to 1000 times higher than PSI-6130 at equivalent doses.

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

Indication	Product Candidate	Status	Next Expected Milestone(s)	Commercialization Partner(s)
HCV	RG7128	Recently completed 12 week dosing portion in a Phase 2b “PROPEL” clinical trial and is in a 24 week Phase 2b clinical trial in patients with HCV genotypes 1 and 4. Both studies are being conducted by Roche	Initiate a Phase 2b clinical trial in patients with HCV genotypes 2 and 3 during the first half of calendar year 2011 to be conducted by Roche; initiate Phase 3 studies during 2011 to be conducted by Roche	Roche

HCV	PSI-7977	Recently completed 28 days of dosing in a Phase 2a clinical trial and are planning a 12-week Phase 2b clinical trial	Initiate a 12-week Phase 2b clinical trial during the fourth calendar quarter of 2010	—

HCV	PSI-938	In a Phase 1 clinical trial	Report preliminary results from the Phase 1 clinical trial during the fourth calendar quarter of 2010	—

HCV	PSI-661	In IND-enabling preclinical studies	Submit IND application during the fourth calendar quarter of 2010	—

HIV	Racivir	Completed Phase 2 clinical trial	Engage a development partner for a combination drug study	—

Product Candidates for the Treatment of HCV

HCV Background

HCV is a leading cause of chronic liver disease and liver transplants. The World Health Organization estimates nearly 180 million people worldwide, or approximately three percent of the world’s population, are infected with HCV. About 130 million of these individuals are chronic HCV carriers who are at an increased risk of developing liver cirrhosis or liver cancer, approximately 15 million of whom are in the United States, Europe, and Japan. The Centers for Disease Control and Prevention (“CDC”) has reported that 4.1 million people in the United States have been infected with HCV, of whom 3.2 million are chronically infected. Of those chronically infected, the majority are undiagnosed and unaware of their HCV infection. Separately, approximately ten percent of diagnosed HCV patients in the United States are treated each year.

At least six major genotypes of HCV have been identified, each with multiple subtypes. Genotypes are designated with numbers (genotypes 1-6) and subtypes with letters. HCV genotypes 1, 2, 3, and 4 have a worldwide distribution, but their prevalence varies from one geographic area to another. Genotype 1 and its subtypes (1a and 1b) are the most common genotype globally, accounting for approximately 70% of infections. In the United States, approximately 67% and 33% of all of the genotype 1 HCV infections are subtypes 1a and 1b, respectively. Patients with genotype 2 or 3 represent approximately 25% of the worldwide chronically infected HCV population and the remaining five percent is comprised of genotypes 4 through 6. Worldwide sales of HCV drugs in 2005 were approximately $2.2 billion and are forecasted to reach more than $8.0 billion in 2015. Historically, sales of HCV drugs increase as new therapies are introduced that improve the sustained virologic response (“SVR”), defined as the inability to detect HCV RNA in a patient’s blood six months after discontinuation of therapy, with a standard polymerase chain reaction (“PCR”) test, which measures the amount of HCV in the blood.

Limitations of Current HCV Infection Therapy

The current standard of care for treating HCV is a combination of pegylated interferon plus ribavirin. Pegylated interferon is a modified version of alpha interferon, a protein that occurs naturally in the human body and boosts the immune system’s ability to fight viral infections. Roche, our collaboration partner in the development of RG7128, is the market leader in sales of pegylated interferon and branded ribavirin under the brand names Pegasys® and Copegus®, respectively.

Patients currently being treated for HCV are given pegylated interferon as a weekly injection, administered together with twice daily ribavirin tablets. The current SOC, however, has limitations that result in less than optimal SVR rates. Substantial side effects can render treatment intolerable for many patients. For example, SOC-treated patients can have difficulties with fatigue, bone marrow suppression, anemia, and neuropsychiatric effects. In addition, genotype 1 patients typically receive 48 weeks of SOC, but less than 50% of these patients achieve an SVR, which many physicians and patients consider a low rate of success. Between 60% and 80% of the genotype 2 and 3 patients treated with SOC for 24 weeks achieve an SVR. The occurrence of side effects combined with the inconvenient treatment regimen can result in many patients not completing therapy. Furthermore, a majority of individuals with HCV are unable to be treated with interferon due to contraindications, such as advanced liver disease or psychiatric conditions. The less than optimal antiviral efficacy, potential for dose-limiting side effects (some of which can be serious), contraindications, and inconvenient dosing regimen illustrate the unmet medical need of the currently available SOC. Current therapies may also not directly target the virus, suggesting additional patient benefit from agents which directly interfere with HCV replication.

Nucleoside/tide Analogs and Other Direct Acting Antivirals for HCV

HCV has several viral specific enzymes that are essential for its replication, thus providing multiple opportunities for therapeutic intervention. Many drug developers have focused on three of these enzymes: the protease (“NS3”) and two polymerases (“NS5b” and more recently, “NS5a”) of HCV. The goal of HCV drug development is to discover and develop molecules that have a high affinity for binding to these enzymes thereby inhibiting enzymatic activity and, in turn, inhibiting viral replication. These compound classes are often referred to as protease inhibitors and polymerase inhibitors. There are two types of polymerase inhibitors which have different mechanisms of action. Nucleoside/tide analog polymerase inhibitors work by acting as alternative substrates that block the synthesis of HCV RNA, which is essential for the virus to replicate. The other type of polymerase inhibitor, non-nucleoside polymerase inhibitors, binds directly to the polymerase enzyme, causing a change in its shape. This conformational change inhibits its enzymatic activity.

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

Summary of Nucleoside/tide Analogs and Their Potential Use as Future Therapy

Current market research identifies the three most important attributes for improving HCV therapy, in order of importance, as: greater efficacy, improved tolerability, and shorter duration of treatment. Current guidance from regulatory authorities indicates that approval of DAAs for HCV must include their use in combination with SOC. Therefore, most efforts to improve SVR rates focus on adding a DAA on to SOC. It is hoped that the addition of a drug which directly inhibits viral growth will result in a more efficacious therapy without adding to the intolerability of interferon and ribavirin. We and other developers of HCV DAAs are currently investigating the use of DAAs in an attempt to improve upon current HCV therapy. We are focused on discovering and developing nucleoside/tides for HCV as they have shown potential advantages over other classes of drug candidates.

Pyrimidine Nucleoside/tide Product Candidates

RG7128 Development

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

This adaptive Phase 1 clinical trial of RG7128 was a multiple center, observer-blinded, randomized, and placebo-controlled study designed to investigate the pharmacokinetics, pharmacodynamics, safety, tolerability, and food effect of RG7128 in healthy subjects and in patients chronically infected with HCV genotypes 1, 2, or 3. This trial provided antiviral potency data over 14 and 28 days in patients chronically infected with HCV genotype 1, and over 28 days of treatment in patients chronically-infected with HCV genotypes 2 or 3 who had not responded to prior interferon-based therapy. This study included three parts:

•

Part 1 was a single ascending dose (“SAD”) study conducted in 46 healthy subjects. The primary objective of Part 1 was to assess the safety, tolerability, and pharmacokinetics of RG7128 following single ascending doses under fasting conditions. The secondary objective of Part 1 was to explore the effect of food on the pharmacokinetics of RG7128. Single oral doses of RG7128 were administered to 46 healthy subjects in five sequential dose groups (500mg, 1500mg, 4500mg, 6000mg, and 9000mg) and one food effect group (1500mg). Results from the single ascending dose portion of the study indicated:

•	All doses of RG7128 studied (500mg to 9000mg) were generally safe and well-tolerated.

•	All patients completed the study and none experienced gastrointestinal adverse events or serious adverse events during the study.

•	No hematological or other safety laboratory abnormalities of clinical significance were noted.

•	No maximum tolerated dose was identified.

•

Part 2 was a multiple ascending dose study (“MAD”) conducted in 40 patients chronically infected with HCV genotype 1 who had previously failed interferon therapy. The primary objective of Part 2 was to assess the safety, tolerability, and pharmacokinetics of RG7128 after once-daily (“QD”) or twice-daily (“BID”) dosing for 14 days. The secondary objective was to assess antiviral efficacy by measuring the change from baseline in circulating HCV RNA. Results from the multiple ascending dose portion of the study indicated:

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

•

Part 3 was a 4-week study of RG7128 in combination with SOC in 81 treatment-naïve patients chronically infected with HCV genotype 1, and additionally, in 25 prior treatment non-responders, or patients who did not achieve an SVR with previous interferon-based therapy, who were chronically infected with HCV genotypes 2 or 3. The primary objective of this study was to assess the safety, tolerability, and pharmacokinetics of RG7128 in the clinically-relevant setting of combination therapy with SOC for chronic HCV infection. The secondary objective of Part 3 was to evaluate the short-term change in HCV RNA. The study included three oral dose regimens of RG7128 (500mg, 1000mg, and 1500mg BID – cohorts 1, 2, and 3, respectively) in patients chronically infected with HCV genotype 1 and one oral dose regimen of RG7128 (1500mg BID – cohort 4) in patients chronically infected with HCV genotypes 2 or 3.

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

Phase 2b Study. In April 2009, Roche began dosing in a Phase 2b “PROPEL” study with RG7128. During May 2010, dosing of RG7128 triple combination therapy (RG7128 plus SOC) or placebo plus SOC in 408 treatment-naïve, genotype-1 or genotype-4 HCV-infected patients (cirrhotic and non-cirrhotic) was completed. The trial is evaluating the dose and duration of treatment of RG7128 in combination with SOC. The primary efficacy endpoint of the trial will be the proportion of patients that achieve an SVR. Subjects were equally randomized into one of 5 arms of the study:

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

Patients in the 24 week cohorts will discontinue treatment at week 24 if they achieved a rapid virologic response (“RVR”), defined as HCV RNA below the limit of detection (<15 IU/mL as measured by TaqMan assay) four weeks after the initiation of treatment, that is maintained until week 22, a strategy known as “RVR-guided” treatment. Patients who do not achieve an RVR will continue on SOC until week 48.

Interim results as of early June 2010 from all 408 patients who had completed the first 12 weeks of the PROPEL study indicate that triple combination therapy of RG7128 and SOC was safe and well tolerated and was similar to the safety profile of SOC alone. The interim results also indicate that greater than 80% of all of the patients receiving 12 weeks of the triple combination therapy had HCV RNA below the limit of detection, compared to less than 50% of the patients in the control arm of the study. No viral rebounds or resistance-related breakthroughs were noted during the first 8 or 12 weeks of RG7128 triple combination therapy, which is consistent with the high barrier to resistance demonstrated in earlier clinical trials of RG7128.

An amendment to the protocol for the PROPEL study has been implemented which allows patients who were initially randomized to the placebo/SOC arm and who are non-responders to receive open label RG7128 1000mg BID in combination with SOC for 24 weeks, followed by an additional 24 weeks of SOC. Non-response is defined as a patient who does not achieve at least a 2 log decline in HCV RNA by week 12 of therapy, or who has HCV RNA above the limit of detection (15 IU/mL) at week 24 of therapy. This amendment will provide longer-term treatment data on patients with prior non-response to SOC, including demonstrated null responders.

Roche has also initiated a “24+0” Phase 2b study of RG7128 in combination with SOC in 160 treatment-naïve patients with HCV genotypes 1 and 4 to evaluate the safety and efficacy of RG7128 in combination with SOC for 24 weeks with no SOC follow-up. Patients who achieve an RVR will stop all therapy (RG7128 and SOC) at week 24, while patients who do not achieve RVR will receive a full 48 weeks of SOC. Supportive data from this study could provide the flexibility for longer dosing of RG7128 which may be required in some populations, as well as combinations of RG7128 with other direct acting antivirals currently in development. This study completed enrollment during the second calendar quarter of 2010 and is being conducted at sites in the U.S. and Canada. Patients were initially equally randomized into one of two arms of the study:

•	24 weeks of treatment, with RG7128 1000mg BID in combination with SOC

•	A control arm with placebo and SOC for 48 weeks

An amendment to the protocol for this 24-week study has been implemented which allows patients who were initially randomized to the placebo/SOC arm and who are non-responders to receive open label RG7128 1000mg BID in combination with SOC for 24 weeks, followed by an additional 24 weeks of SOC. Non-response is defined as a patient who does not achieve at least a 2 log decline in HCV RNA by week 12 of therapy, or who has HCV RNA above the limit of detection (15 IU/mL) at week 24 of therapy. Patients from this study as well as the initial Phase 2b “PROPEL” study of 12 weeks’ RG7128 who are randomized to placebo/SOC (described above) will provide longer-term treatment data on patients with prior non-response to SOC, including demonstrated null responders.

In addition, Roche is planning to initiate a Phase 2b study of RG7128 in combination with SOC in patients with HCV genotypes 2 and 3 during the first half of calendar year 2011. RG7128 in combination with SOC has previously demonstrated antiviral activity in HCV genotypes 2 and 3 prior non-responders in a 28 day clinical trial, with an RVR of 95% and an SVR of 65%. Roche plans to submit a marketing application for RG7128 to one or more regulatory authorities in 2013.

PSI-7977 Development

PSI-7977 is an isomer of PSI-7851 and a prodrug of a uridine nucleotide analog polymerase inhibitor we are developing for the treatment of chronic HCV infection. PSI-7851 demonstrated potent in vitro anti-HCV activity with EC90 values of 0.44 +/- 0.21 uM, between 14 and 17-fold more potent than the active metabolite of our cytidine nucleoside polymerase inhibitor, PSI-6130. The in vitro half-life of the triphosphate (the biologically active form of the molecule) in primary human hepatocytes is approximately 38 hours, which supports the exploration of once-daily dosing in early studies. Like RG7128, PSI-7851 has demonstrated in vitro activity against HCV genotypes 1, 2, 3, and 4.

PSI-7851 is a mixture of two molecules of identical chemical composition, PSI-7976 and PSI-7977, which only differ in the stereo-orientation of one of the atoms on the prodrug. Once inside a liver cell, both molecules are rapidly converted to the same active triphosphate. Given the improvements in manufacturing and slightly better in vitro potency, we selected PSI-7977 for further clinical development. We also made improvements in the formulation, which we evaluated in a Phase 1 study in healthy volunteers. Following are results from the Phase 1 single and multiple ascending dose studies of PSI-7851, which were followed by the initiation of our Phase 2a study of PSI-7977.

Phase 1 Studies. In March 2009, we initiated a Phase 1 study of PSI-7851, which was a single ascending dose (“SAD”) study that assessed the safety, tolerability, and pharmacokinetics of PSI-7851 in 42 healthy subjects at doses ranging from 25mg to 800mg. Results from this study indicated there were:

•	No dose-limiting toxicity,

•	No serious adverse events, and

•	No clinically significant changes in vital signs or electrocardiograph (“ECG”) readings.

In June 2009, we initiated a Phase 1 multiple ascending dose (“MAD”) study in HCV-infected patients. Forty subjects were enrolled at two U.S. centers and randomized to PSI-7851 (8 per cohort) or placebo (2 per cohort). The primary objective of this study was to assess the safety, tolerability, and pharmacokinetics of PSI-7851 after once-daily dosing for three days. The secondary objective of this study was to assess antiviral activity by measuring the change in circulating HCV RNA levels. Four dose cohorts of PSI-7851 (50mg QD, 100mg QD, 200mg QD, and 400mg QD) were evaluated. Results from this study to date indicate:

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

Phase 2a Study. During January 2010, we initiated a 28-day Phase 2a study of PSI-7977 and enrolled 63 patients with genotype 1 chronic HCV infection who had not been treated previously. The primary goal of the study was to determine the safety and tolerability of PSI-7977 in combination with SOC. The primary efficacy endpoint of the trial was the proportion of patients who achieve an RVR. Patients will continue to be followed through an SVR endpoint. Patients were randomized to receive one of four treatments:

•	PSI-7977 100mg QD in combination with SOC for 28 days, followed by 44 weeks of SOC alone (n=16)

•	PSI-7977 200mg QD in combination with SOC for 28 days, followed by 44 weeks of SOC alone (n=18)

•	PSI-7977 400mg QD in combination with SOC for 28 days, followed by 44 weeks of SOC alone (n=15)

•	A control arm with placebo in combination with SOC for 48 weeks (n=14)

The baseline HCV RNA for all patients enrolled in the study was approximately 6.5 log10 IU/mL, and was similar across all treatment arms. Results from this study to date are summarized in the following table:

Study Arm	Mean decrease in HCV RNA (log10 IU/mL) at Day 28	Percentage of Patients with HCV RNA below LLOD[1] (<15 IU/mL) at Day 28
100mg PSI-7977 QD + SOC	-5.32	88%(14/16)
200mg PSI-7977 QD + SOC	-5.06	94%(17/18)
400mg PSI-7977 QD + SOC	-5.33	93%(14/15)
Placebo + SOC	-2.80	21%(3/14)

1 – LLOD means lower limit of detection by Roche Taqman Assay

Safety and tolerability for the 28-day treatment period were similar for PSI-7977 in combination with SOC compared to placebo in combination with SOC. We anticipate initiating a 12-week Phase 2b study of PSI-7977 during the fourth calendar quarter of 2010.

Combination Treatment with Two or More Direct Acting Antivirals

The use of interferon in the current standard of care limits the number of patients who can or are willing to undergo therapy for HCV and may result in less compliance with treatment regimens. We believe that the combination of two or more DAAs may provide an SVR in the absence of interferon. The selection of the drugs in such combinations focuses on molecules which lack metabolic interaction and possess complementary resistance profiles.

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

INFORM Studies. During November 2008, Roche, InterMune, Inc. (“InterMune”), and we announced the initiation of a Phase 1 study to investigate the combination of two DAAs in the absence of interferon and ribavirin. This study, named INFORM-1, combined for the first time in patients naïve to therapy and in patients who previously failed therapy (“TF”) two oral DAAs, RG7128 and danoprevir (formerly RG7227). Danoprevir is an inhibitor of the HCV NS3/4 protease, which is being developed by InterMune in collaboration with Roche.

INFORM-1 was a randomized, double-blind, ascending dose Phase 1 trial that enrolled a total of 86 patients and was conducted by Roche. The principal objectives were to evaluate safety, tolerability, and antiviral activity of RG7128 and danoprevir administered in combination at increasing doses for up to 13 days. Results from this study demonstrated for the first time that the combination of an oral protease inhibitor and an oral nucleoside polymerase inhibitor resulted in significant circulating HCV RNA reduction in patients with HCV, as patients receiving the combination of danoprevir and RG7128 for 13 days (without pegylated interferon or ribavirin) experienced a median reduction in HCV RNA of -4.8 to -5.2 log10 IU/mL in the highest dose levels tested. In addition, no treatment-related serious adverse events, dose reductions, or discontinuations were reported during the study. Pharmacokinetic analyses also confirmed that there were no drug-drug interactions between the compounds. Following is a figure that presents by dose regimen the median log10 HCV RNA change from baseline over the 13 days of treatment.

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

1 – LLOQ means lower limit of quantification by Roche Taqman Assay

2 – LLOD means lower limit of detection by Roche Taqman Assay

The higher dose combination of RG7128 1000mg and danoprevir 900mg administered twice daily without pegylated interferon or ribavirin for 13 days resulted in 88% of HCV-positive treatment-naïve patients achieving HCV RNA below the lower limit of quantification (“LLOQ”), and 63% of patients having HCV RNA below the lower limit of detection (“LLOD”). The same regimen in “null-responders” resulted in 50% of patients with HCV RNA below LLOQ and 25% of patients with HCV RNA below LLOD. “Null responders” were defined as patients with a documented failure to achieve a 1.0 log10 or greater decline in HCV RNA in 4 weeks or a 2.0 log10 or greater decline in HCV RNA in 12 weeks of prior treatment with pegylated interferon and ribavirin.

In February 2010, Roche announced that it will not conduct the previously planned 28 day INFORM-2 study, designed to evaluate the combination of RG7128 with danoprevir, InterMune’s HCV protease inhibitor, with and without pegylated interferon and ribavirin. Roche has decided instead to conduct longer duration studies of at least 12 weeks of RG7128 and danoprevir with and without SOC. The next INFORM study will commence after Roche and InterMune identify a dose level for ritonavir-boosted RG7227 from ongoing studies.

Pharmasset’s Proprietary DAA Combinations

Our drug discovery efforts are now primarily focused on the identification of purine nucleoside/tides that have resistance profiles that complement the resistance profiles of our pyrimidine analog product candidates, RG7128 and PSI-7977. Purines are phosphorylated by different enzymes than the pyrimidines, and thus should not antagonize the activity of the pyrimidines. In vitro, the combination of a purine analog with a pyrimidine analog provides additive to synergistic antiviral activity, potentially due to the fact that each of these classes of analogs compete with a different class of naturally occurring nucleotides for incorporation into nascent HCV RNA. Such complementary activities offer the potential for a potent dual nucleoside/tide analog-based combination for the future treatment of HCV.

Due to the unique attributes of nucleoside/tides, we believe a combination of two nucleoside/tides could possess a competitive advantage over SOC. We also believe that other combinations including a protease inhibitor or non-nucleoside polymerase inhibitor may be limited in their efficacy due to (1) their limited utility in genotypes other than Genotype 1, and (2) their lower barriers to resistance. Inclusion of a nucleoside/tide in such a combination may improve its barrier to resistance. A dual nucleoside/tide combination could potentially provide therapeutic activity for all genotypes. In addition, since nucleoside/tides possess favorable resistance profiles, we believe that dual nucleoside/tide combinations could possess an advantage over other combinations that incorporate drug classes with less robust resistance profiles. This strategy of dual nucleoside/tide therapy underpins the current standard of care in HIV. Fixed-dose combinations of nucleoside/tides approved to treat HIV have long provided additional advantages, such as ease of compliance and reduced emergence of resistance.

Purine Nucleotide Product Candidates

Guanosine Program – PSI-938 and PSI-661

In 2007, we launched a purine nucleotide research and development program and in 2009, we nominated two guanine nucleotide analog polymerase inhibitors, PSI-938 and PSI-661, as development candidates. PSI-938 and PSI-661 have demonstrated potent in vitro anti-HCV activity with EC90 values of 1.43 +/- 0.67 µM and 0.01 +/- 0.005 µM, respectively. PSI-938 and PSI-661 have many of the benefits of our pyrimidine nucleoside/tide analogs, RG7128 and PSI-7977, in that they:

•	Have demonstrated similar in vitro activity across multiple HCV genotypes,

•	Have a higher barrier to resistance than other classes of HCV small molecules in development

•	Have no CYP 3A4 liability and thus a lower risk of drug interactions when combined with other direct acting antivirals targeting HCV.

PSI-938 and PSI-661 retain equivalent potency against wildtype HCV and virus with the S282T mutation associated with in vitro resistance in other nucleoside/tide analogs under development, such as RG7128, PSI-7977, IDX184 and INX189. Furthermore, the purines are metabolized to the same active triphosphate form through a different phosphorylation pathway than the pyrimidine analogs, RG7128 and PSI-7977, thus decreasing the risk of metabolic competition during phosphorylation. The in vitro half-life of the triphosphate in primary human hepatocytes is approximately 12 hours for PSI-938 and PSI-661, which supports the exploration of once-daily dosing in early development. The main difference between PSI-938 and PSI-661 is that PSI-661 uses a different prodrug strategy than PSI-938. Based on these characteristics, PSI-938 and PSI-661 have the potential to be combined with our pyrimidine analogs as part of a future regimen, which is expected to be the focus of upcoming trials. Our plan is to select one of these product candidates for later-stage clinical development based upon a review of the early human clinical trial results of both PSI-938 and PSI-661.

PSI-938 Development

Phase 1 Studies. In April 2010, we initiated a Phase 1 study of PSI-938, which was a SAD study to assess the safety, tolerability, and pharmacokinetics of PSI-938 following single oral administration in healthy subjects. Preliminary results from this study include:

•	No dose-related adverse events or dose-limiting toxicity,

•	No serious adverse events or discontinuations,

•	No grade III / IV lab abnormalities,

•	No clinically significant changes in vital signs or ECGs, and

•	Pharmacokinetics which support QD dosing.

During July 2010, we initiated dosing in a Phase 1 MAD study of PSI-938 in treatment naïve patients with HCV genotype 1. Subjects will be enrolled and randomized to PSI-938 (8 per cohort) or placebo (2 per cohort). The primary objective of the study is to assess the safety, tolerability, and pharmacokinetics of PSI-938 administered over seven days. The secondary objective of Part 1 of this study is to assess antiviral activity by measuring the change in circulating HCV RNA levels. Based upon the results from the single ascending dose study, the starting dose of PSI-938 will be 100mg administered once daily.

We intend to report preliminary data from the MAD study during the fourth calendar quarter of 2010.

PSI-661 Development

PSI-661 is a prodrug of a guanine nucleotide analog polymerase inhibitor which we are developing for the treatment of chronic HCV infection. It is in advanced preclinical development and our current plan is to submit an IND application, or its foreign equivalent, during the fourth calendar quarter of 2010.

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

Financial History

We have incurred substantial operating losses since our inception because we have devoted substantially all of our resources to our research and development activities and have not generated any revenue from the sale of approved drugs. As of June 30, 2010, we had an accumulated deficit of $213.3 million. We expect our operating losses to increase for at least the next several years as we continue to pursue the clinical development of PSI-7977, PSI-938, and PSI-661 and as we expand our discovery and development pipeline.

We have funded our operations primarily through the sale of equity securities, payments received under collaboration agreements, borrowings under our Loan Agreement, and interest earned on investments. We expect to continue to fund our operations over the next several years through our existing cash resources, borrowings under our Loan Agreement, potential future milestone payments that we expect to receive from Roche if certain conditions are satisfied, interest earned on our investments, payments received under potential future collaboration or other strategic partnership agreements, and additional capital to be raised through public or private equity offerings or debt financings. We will require significant additional financing in the future to fund our operations. Additional financing may not be available on acceptable terms, if at all. As of June 30, 2010, we had $144.4 million of cash and cash equivalents.

Revenues

All of our product candidates are currently in development and, therefore, we do not expect to generate any direct revenues from product sales for at least the next several years, if at all. Our revenues to date have been generated primarily from milestone payments under our collaboration agreements, license fees, and research funding. We currently have one collaboration agreement with Roche for the development of RG7128. We entered into our collaboration agreement with Roche in October 2004. Roche subsequently paid us an up-front payment of $8.0 million. As of June 30, 2010, we had received an aggregate of $44.5 million in payments under the Roche collaboration agreement, including research funding and related fees as well as up-front and milestone payments.

Under the current terms of the Roche collaboration agreement, if we and Roche succeed in obtaining all of the regulatory approvals specified in the agreement for RG7128, as of June 30, 2010 the maximum future development and commercialization milestone payments payable to us is $105.0 million. Receipt of any additional milestone payments depends on many factors, some of which are beyond our control. We cannot assure you that we will receive any of these future payments.

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

The following table summarizes our research and development expenses for our current development programs, as well as clevudine, for the three and nine months ended June 30, 2010 and 2009:

	Three Months Ended June 30		Nine Months Ended June 30		Cumulative Project Costs
	2010	2009	2010	2009
	(In thousands)
Expenses attributed to projects:
RG7128 Studies *	$—	$—	$—	$—	$—
PSI-7977 (including PSI-7851) Studies	4,131	1,901	10,620	4,051	18,281
PSI-938 Studies	1,585	287	3,627	432	4,940
PSI-661 (including PSI-879) Studies	1,265	—	3,630	—	3,633
Phase 2 Racivir Studies	—	5	—	39	4,237
Clevudine Studies	—	7,098	1,350	23,437	72,959

Total attributed expenses	6,981	9,291	19,227	27,959

Unattributed expenses
Salaries and related personnel expenses	2,057	2,043	6,044	6,094
Non-cash stock compensation expense	701	580	2,452	1,945
Legal expenses associated with patents	386	141	1,218	1,051
Preclinical studies and new drug discovery services	520	615	1,442	1,457
Drug and laboratory supplies	257	261	765	747
Consulting expense	181	212	621	639
Facility and other expenses	422	534	962	1,502

Total unattributed expenses	4,524	4,386	13,504	13,435

Total research and development expenses	$11,505	$13,677	$32,731	$41,394

*	Roche is responsible for all of the expenses associated with the research and development of RG7128.

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

Results of Operations

Three and Nine Months Ended June 30, 2010 and 2009

Revenues. Revenues decreased to $0.2 million during the quarter ended June 30, 2010 from $10.5 million during the quarter ended June 30, 2009, and decreased to $0.8 million during the nine months ended June 30, 2010 from $12.9 million during the nine months ended June 30, 2009. Revenues during each three and nine month period include amortization of up-front and subsequent collaborative and license payments received from Roche previously recorded as deferred revenue. Revenues during the three and nine months ended June 30, 2009 also include a $10.0 million milestone payment received from Roche for initiating a Phase 2b study of RG7128. Revenues during the nine months ended June 30, 2009 also include $1.4 million of non-recurring research and development payments from Roche for activities related to holding and maintaining the Investigational New Drug (“IND”) application for RG7128.

The following is a reconciliation between cash payments received under contract revenue agreements and contract revenues reported:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Cash received/receivable	$3	$10,037	$30	$11,475
Deferred	—	—	—	—
Amortization	246	464	739	1,393

Revenues	$249	$10,501	$769	$12,868

Research and Development Expenses. Research and development expenses decreased to $11.5 million during the quarter ended June 30, 2010 from $13.7 million during the quarter ended June 30, 2009. This net decrease of $2.2 million consists of a $7.1 million decrease in clinical trial expenses for clevudine resulting from our voluntary termination of our Phase 3 registration studies of clevudine, which was completed as of December 31, 2009. Mostly offsetting this $7.1 million decrease was an increase of $2.2 million for preclinical and clinical trial costs for PSI-7977, a $1.3 million increase in preclinical trial costs for PSI-938, and a $1.3 million increase in preclinical and clinical trial costs for our other third generation HCV product candidate, PSI-661.

Research and development expenses decreased to $32.7 million during the nine months ended June 30, 2010 from $41.4 million during the nine months ended June 30, 2009. This net decrease of $8.7 million consists of a $22.1 million decrease in clinical trial expenses for clevudine resulting from our voluntary termination of our Phase 3 registration studies of clevudine, which was completed as of December 31, 2009. Mostly offsetting this $22.1 million decrease was an increase of $6.6 million for preclinical and clinical trial costs for PSI-7977, a $3.6 million increase in preclinical trial costs for PSI-661, and a $3.2 million increase in preclinical and clinical trial costs for our other third generation HCV product candidate, PSI-938.

General and Administrative Expenses. General and administrative expenses were $4.2 million during the quarter ended June 30, 2010, an increase of $1.2 million from $3.0 million during the quarter ended June 30, 2009. The increase of $1.2 million was due primarily to an increase of $1.4 million in legal expenses incurred in connection with our defense against the Demand for Arbitration and Relief (see Part II., Item 1.—Legal Proceedings, for additional information). Partially offsetting this $1.4 million increase were reductions of $0.1 million in compensation expense and $0.1 million in other administrative expenses.

General and administrative expenses were $12.1 million during the nine months ended June 30, 2010, an increase of $2.1 million from $10.0 million during the nine months ended June 30, 2009. The increase of $2.1 million was due primarily to an increase of $3.1 million in legal expenses incurred in connection with our defense against the Demand for Arbitration and Relief (see Part II., Item 1.—Legal Proceedings, for additional information). Partially offsetting this $3.1 million increase were reductions of $0.5 million in marketing expense, $0.2 million of consulting expense, $0.2 million of insurance expense, and $0.1 million of compensation expense.

Investment Income. Investment income decreased to $1 thousand during the quarter ended June 30, 2010 from $38 thousand during the quarter ended June 30, 2009, and decreased to $6 thousand during the nine months ended June 30, 2010 from $205 thousand during the nine months ended June 30, 2009. The decrease was due primarily to lower rates of return on the average invested cash balances during 2010 compared to 2009.

Interest Expense. Interest expense decreased to $0.6 million during the quarter ended June 30, 2010 from $0.8 million during the quarter ended June 30, 2009, and decreased to $1.9 million during the nine months ended June 30, 2010 from $2.4 million during the nine months ended June 30, 2009. The decrease in interest expense was due to lower levels of long-term debt during 2010 compared to 2009.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through public and private offerings of our equity securities, payments received under our collaboration agreements, and borrowings under our Loan Agreement. We have raised approximately $309.4 million in net proceeds from sales of our equity securities, and borrowed a total of $23.3 million under our Loan Agreement entered into on September 30, 2007. At June 30, 2010, we held $144.4 million in cash and cash equivalents and have invested substantially all of our available cash and cash equivalents in a mutual fund, which invests in short-term U.S. Treasury and Agency Obligations, or in a money fund account. Borrowings under our Loan Agreement were $14.1 million as of June 30, 2010.

Net cash used in operating activities was $42.9 million during the nine months ended June 30, 2010 compared to $36.5 million during the nine months ended June 30, 2009. The $6.4 million increase in net cash used in operating activities during the nine months ended June 30, 2010, as compared to the nine months ended June 30, 2009, was due primarily to higher operating expenses of $4.7 million and unfavorable changes in our working capital of $1.7 million during the nine months ended June 30, 2010 compared to the nine months ended June 30, 2009.

Net cash used in investing activities of $0.5 million during the nine months ended June 30, 2010 was for the purchase of equipment primarily for our lab operations. Net cash provided by investing activities of approximately $0.3 million during the nine months ended June 30, 2009 resulted from the maturity of $0.5 million of short-term investments that was partially offset by $0.2 million of purchases of equipment.

Net cash provided by financing activities was $129.4 million during the nine months ended June 30, 2010, compared to $45.8 million during the nine months ended June 30, 2009. The net cash provided by financing activities during the nine months ended June 30, 2010 consisted of $133.9 million of net proceeds from issuances of common stock and $1.4 million in proceeds from the exercise of stock options that were partially offset by $6.0 million of principal payments on long-term debt. Net cash provided by financing activities during the nine months ended June 30, 2009 consisted of $43.4 million in net proceeds from the issuance of common stock, borrowings of long-term debt of $3.3 million, and proceeds from the exercise of stock options of $0.6 million, that were partially offset by principal payments on long-term debt and capital lease obligations of $1.5 million.

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

Prepayment of the loans made pursuant to the Loan Agreement is subject to penalty and substantially all of our tangible and intangible assets (except for intellectual property) are pledged as collateral for the Loan Agreement. Future total principal repayments of the three Notes amount to $1.5 million during the fourth quarter of fiscal 2010, $9.5 million in fiscal 2011, $3.0 million in fiscal 2012, and $0.1 million in fiscal 2013. There are no additional borrowings available under the Loan Agreement.

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

Developing drugs, conducting clinical trials and commercializing products is expensive and we will need to raise additional funds to achieve our strategic objectives. Although we believe our existing cash resources will be sufficient to fund our projected cash requirements for at least the next 12 months, we will require significant additional financing in the future to complete our clinical trials for PSI-7977, PSI-938, and PSI-661, to fund our portion, if any, of the cost of clinical trials for RG7128 completed outside of the territories licensed by Roche, and to fund our other operations. Additional financing may not be available on acceptable terms, if at all. Our future capital requirements will depend on many factors, including:

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

Contractual Obligations and Commitments

We entered into an operating lease for office and laboratory space located in Princeton, New Jersey through May 22, 2015. We also entered into an operating lease for office space located in Durham, North Carolina through April 2011. We executed three secured promissory notes totaling $23.3 million; $10.0 million in October 2007, $10.0 million in March 2008, and $3.3 million in December 2008. The secured promissory notes require payments of interest only for the first 15 months followed by 30 equal monthly payments of principal and interest. As of June 30, 2010, future payments under the three promissory notes and minimum future payments under non-cancellable operating leases are as follows:

		Payments Due By Period
	Total	Less than 1 year	1-3 Years	4-5 Years	After 5 Years
	(In thousands)
Debt obligations
Debt maturities	$14,100	$8,934	$5,166	$—	$—
Contractual interest	1,420	1,150	270	—	—
Capital lease obligations
Debt maturities	—	—	—	—	—
Contractual interest	—	—	—	—	—
Operating leases	4,076	824	2,506	746
Purchase obligations	—	—	—	—	—

Total contractual obligations	$19,596	$10,908	$7,942	$746	$—

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

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements. This ASU provides guidance on accounting for multiple-deliverable revenue arrangements that provides principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated and the consideration allocated. This guidance requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price. The update eliminates the use of the residual method and requires an entity to allocate revenue using the relative selling price method and also significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. This guidance should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. We are currently evaluating the impact, if any, of adopting this guidance on our financial statements.

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition — Milestone Method. This ASU provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. Under the milestone method of revenue recognition, consideration that is contingent upon achievement of a milestone in its entirety can be recognized as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. This standard provides the criteria to be met for a milestone to be considered substantive which includes that: a) performance consideration earned by achieving the milestone be commensurate with either performance to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from performance to achieve the milestone; and b) relate to past performance and be reasonable relative to all deliverables and payment terms in the arrangement. This standard is effective on a prospective basis for milestones in fiscal years beginning on or after June 15, 2010. Although we are still evaluating the impact of this standard, we do not expect its adoption to have a material impact on our financial position or the results of our operations.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of June 30, 2010. Based on that evaluation, management concluded that these controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified in SEC rules and forms.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

PHARMASSET, INC.

Date: August 9, 2010	By:	/s/ Kurt Leutzinger
Kurt Leutzinger Chief Financial Officer (duly authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification