Form 10-Q
period 2010-12-31
Pharmasset Inc
filed 2011-02-07
CIK 1301081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of January 31, 2011 was 37,022,855.

PHARMASSET, INC.

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2010

The “Company,” “Pharmasset,” “we,” and “us” as used in this Form 10-Q refer to Pharmasset, Inc., a Delaware corporation. Pharmasset, our logo and Racivir are our trademarks. Other trademarks mentioned in this Form 10-Q are the property of their respective owners.

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

•

our collaboration agreement with F. Hoffmann-LaRoche Ltd. and Hoffmann-La Roche Inc. (collectively, “Roche”), including potential milestone or royalty payments thereunder, and our clinical collaboration agreement with Bristol Myers Squibb Company (“BMS”);

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

Forward-looking statements reflect our current views with respect to future events and are subject to risks and uncertainties. We discuss many of the risks and uncertainties associated with our business in greater detail in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010 under the heading “Risk Factors.” Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. All forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q.

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

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PHARMASSET, INC.

CONDENSED BALANCE SHEETS

(in thousands, except par value, share and per share amounts)

	As of December 31, 2010	As of September 30, 2010
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$102,651	$127,081
Amounts due from collaboration partner	6	6
Prepaid expenses and other current assets	702	718

Total current assets	103,359	127,805

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
Equipment	4,098	4,060
Leasehold improvements	1,837	1,837

	5,935	5,897
Less accumulated depreciation and amortization	(4,327)	(4,184)

Total equipment and leasehold improvements, net	1,608	1,713
Restricted cash	100	100
Other assets	141	143

Total	$105,208	$129,761

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$7,796	$8,705
Accounts payable	3,687	5,037
Accrued expenses	4,554	5,863
Deferred rent	25	25
Deferred revenue	985	985

Total current liabilities	17,047	20,615

Deferred rent	86	93
Deferred revenue	1,724	1,971
Long-term debt, net of discount of $97 and $150 as of December 31, 2010 and September 30, 2010, respectively	1,515	2,934

Total liabilities	20,372	25,613

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 100,000,000 shares authorized, 34,220,379 and 34,043,898 shares issued and outstanding at December 31, 2010 and September 30, 2010, respectively	34	34
Warrants to purchase 63,623 shares of common stock for $12.05 per share at December 31, 2010, and 127,248 shares of common stock for $12.05 per share at September 30, 2010	640	1,230
Additional paid-in capital	341,132	336,351
Accumulated deficit	(256,970)	(233,467)

Total stockholders’ equity	84,836	104,148

Total	$105,208	$129,761

See notes to financial statements.

PHARMASSET, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except share and per share amounts)

	Three Months Ended December 31,
	2010	2009
Revenues	$247	$269

COSTS AND EXPENSES:
Research and development	18,768	9,197
General and administrative	5,076	4,239

Total costs and expenses	23,844	13,436

Operating loss	(23,597)	(13,167)

Investment income	3	4
Other income	489	—
Interest expense	(398)	(706)

Loss before income taxes	(23,503)	(13,869)
Provision for income taxes	—	—

Net loss	$(23,503)	$(13,869)

Net loss per share: basic and diluted	$(0.69)	$(0.49)

Weighed average shares outstanding: basic and diluted	34,106,890	28,287,609

See notes to financial statements.

PHARMASSET, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,503)	$(13,869)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	143	250
Non-cash stock compensation	2,181	1,791
Non-cash interest expense	64	118
Changes in operating assets and liabilities:
Amounts due from collaboration partner, prepaid expenses and other assets	6	1,398
Accounts payable	(1,351)	(88)
Accrued expenses	(1,309)	(3,862)
Deferred rent	(6)	(31)
Deferred revenue	(247)	(246)

Net cash used in operating activities	(24,022)	(14,539)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and leasehold improvements	(37)	(25)

Net cash used in investing activities	(37)	(25)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	2,010	270
Principal payments on long-term debt	(2,381)	(1,841)

Net cash used in financing activities	(371)	(1,571)

Net decrease in cash and cash equivalents	(24,430)	(16,135)
Cash and cash equivalents - Beginning of period	127,081	58,408

Cash and cash equivalents - End of period	$102,651	$42,273

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$333	$588

Noncash transactions:
Value of warrants exercised by converting warrants into shares of common stock (“net issuance method”)	$590	$—

See notes to financial statements.

Pharmasset, Inc.

Notes to Financial Statements (Unaudited)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business - Pharmasset, Inc. is a clinical-stage pharmaceutical company committed to discovering, developing, and commercializing novel drugs to treat viral infections. The Company’s primary focus is on the development of nucleoside/tide analogs as oral therapeutics for the treatment of chronic hepatitis C virus (“HCV”) infection. Nucleoside/tide analogs are a class of compounds which act as alternative substrates for the viral polymerase, thus inhibiting viral replication. The Company currently has three clinical-stage product candidates, two of which it is developing itself and one of which it is developing with a strategic partner. The Company is also advancing a series of preclinical candidates in preparation for clinical development. Pharmasset, Inc.’s three clinical stage product candidates are:

•

RG7128, an HCV cytosine nucleoside polymerase inhibitor the Company is developing through a strategic collaboration with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (collectively, “Roche”). In October 2010, Roche presented data from a 12-week interim analysis from the Phase 2b “PROPEL” study of RG7128 in combination with Pegasys® (pegylated interferon) plus Copegus® (ribavirin), the standard of care for treating HCV (“SOC”) in patients with HCV genotypes 1 or 4. In addition, RG7128 is in a 24-week Phase 2b “JUMP-C” study in combination with SOC in patients with HCV genotypes 1 or 4. Roche is planning to conduct the next study of RG7128 in combination with ritonavir-boosted danoprevir. This “INFORM-SVR” study is part of a series of studies designed to investigate the combination of two oral, direct acting antivirals (“DAAs”) in the absence of pegylated interferon. Roche is also planning to conduct a Phase 2b study in patients with HCV genotypes 2 or 3. All of these studies are being, or are expected to be, conducted by Roche;

•

PSI-7977, an HCV uracil nucleotide analog polymerase inhibitor that is in a 12-week Phase 2b dose-finding study (“PROTON”) in combination with SOC in patients with HCV genotypes 1, 2 or 3. In addition, PSI-7977 recently began dosing in an exploratory Phase 2 study (“ELECTRON”) in combination with ribavirin, administered without and with varying durations of pegylated interferon, in patients with HCV genotypes 2 or 3; and

•	PSI-938, an HCV guanine nucleotide analog polymerase inhibitor that is in Part 2 of a Phase 1 study with PSI-7977 in patients with HCV genotype 1.

The Company is subject to risks common to companies in the pharmaceutical industry including, but not limited to, risks relating to product development, protection of proprietary intellectual property, compliance with government regulations, collaboration partners, dependence on key personnel, the need to obtain additional financing, uncertainty of market acceptance of products, and product liability. (See Part II, Item 1A. - Risk Factors for additional information.)

Basis of Presentation - The Company was incorporated as Pharmasset, Inc. under the laws of Delaware on June 8, 2004. Management has evaluated subsequent events for disclosure or recognition in the accompanying financial statements up to the filing of this report.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, which include normal recurring adjustments, necessary to present fairly the Company’s interim financial information. The accompanying unaudited condensed financial statements and notes to the condensed financial statements should be read in conjunction with the audited financial statements for the fiscal year ended September 30, 2010 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on November 23, 2010.

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

Cash and Cash Equivalents - Cash and cash equivalents represent cash and highly liquid investments purchased within three months of the maturity date and consist primarily of mutual and/or money market funds.

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

Equipment and Leasehold Improvements - Equipment and leasehold improvements are recorded at cost and are depreciated using the straight-line method over the following estimated useful lives of the assets: computer equipment—three years; laboratory and office equipment—seven years; and leasehold improvements—the lesser of the estimated life of the asset or the lease term. Expenditures for maintenance and repairs are expensed as incurred. Capital expenditures which improve and extend the life of the related assets are capitalized.

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

Fair Value of Financial Instruments - The Company categorizes its financial assets based on the priority of the inputs to the valuation technique into a three-level fair value hierarchy as set forth below. Except for its debt with its lender (See Note 6), the Company does not have any financial liabilities that are required to be measured at fair value on a recurring basis. If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

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

As of December 31, 2010 and September 30, 2010, the Company did not have any Level 2 or 3 financial assets and the Company’s Level 1 financial assets were as follows:

	Level 1
	December 31, 2010	September 30, 2010
	(in thousands)
Money Market Funds	$102,651	$127,081
Certificate of Deposit	100	100

Total	$102,751	$127,181

The Certificate of Deposit included above as of December 31, 2010 and September 30, 2010 is for a letter of credit in place to support a performance bond required to ensure payment of import duties on supplies used in the Company’s development programs, and is classified as Restricted Cash on the balance sheet as of December 31, 2010 and September 30, 2010.

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

During the three months ended December 31, 2010 and 2009, the Company derived all of its revenues from one customer (See Note 4).

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

Where the Company has no continuing involvement under a collaborative arrangement, the Company records nonrefundable license fee revenues when the Company has the contractual right to receive the payment, in accordance with the terms of the collaboration agreement, and records milestones upon appropriate notification to the Company of achievement of the milestones by the collaborative partner.

Effective October, 1, 2010, the Company adopted the new accounting standards for determining whether the milestone method of revenue recognition is appropriate. The Company recognizes revenue from milestone payments when earned, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement and (ii) the Company does not have ongoing performance obligations related to the achievement of the milestone earned. Milestone payments are considered substantive if all of the following conditions are met: the milestone payment (a) is commensurate with either the vendor’s performance to achieve the milestone or the enhancement of the value of the delivered item or items as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone, (b) relates solely to past performance, and (c) is reasonable relative to all of the deliverables and payment terms (including other potential milestone consideration) within the arrangement. Any amounts received under the agreement in advance of performance, if deemed substantive, are recorded as deferred revenue and recognized as revenue as the Company completes its performance obligations.

Effective October 1, 2010, the Company also adopted the new accounting standards for revenue recognition for multiple deliverable revenue arrangements. Each deliverable within a multiple-deliverable revenue arrangement is accounted for as a separate unit of accounting under the guidance of the new authoritative guidance if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control.

This new authoritative guidance amends previously issued guidance to eliminate the residual method of allocation for multiple-deliverable revenue arrangements, and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. The new authoritative guidance also establishes a selling price hierarchy for determining the selling price of a deliverable, which includes (1) vendor-specific objective evidence, if available, (2) third-party evidence, if vendor-specific objective evidence is not available, and (3) estimated selling price if neither vendor-specific nor third-party evidence is available. Additionally, it expands the disclosure requirements related to a vendor’s multiple-deliverable revenue arrangements.

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

The Company uses a comprehensive model for how it recognizes, measures, presents, and discloses in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). Under this comprehensive model, the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts.

As a result of adopting this new comprehensive model, there were no changes to the Company’s deferred tax assets as of October 1, 2007. The total amount of unrecognized tax benefits at October 1, 2007 was $0.1 million, all of which would favorably impact the Company’s effective tax rate if recognized. Since the unrecognized tax benefit has not been utilized on the Company’s tax returns, there is no liability recorded on the balance sheets. The Company does not have any interest or penalties accrued related to tax positions at adoption. In the event the Company determines that accrual of interest or penalties are necessary in the future, the amount will be presented as a component of income taxes.

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

	Three Months Ended December 31,
	2010	2009
	(In thousands, except per share amounts)
Numerator:
Net loss	$(23,503)	$(13,869)

Denominator:
Weighted average common shares outstanding used in calculation of basic net loss per share	34,107	28,288
Effect of dilutive securities:
Common stock options	—	—
Common stock warrants	—	—

Weighted average common shares outstanding used in calculation of diluted net loss per share	34,107	28,288

Net loss per share: basic and diluted	$(0.69)	$(0.49)

The following table summarizes the securities outstanding at the end of each period with the potential to become common stock that have been excluded from the computation of diluted net income (loss) per share, as their effect would have been anti-dilutive.

	Three Months Ended December 31,
	2010	2009
	(In thousands)
Options to purchase common stock	3,167	3,058
Common stock warrants	64	127

Total	3,231	3,185

Segment Reporting - Operating segments are identified as components of an enterprise about which separate financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions regarding resource allocation and assessing performance. The Company has determined that it operates in one segment, which focuses on developing nucleoside/tide analog drugs for the treatment of viral infections.

Recently Adopted Accounting Pronouncements - In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements. This ASU provides new accounting standards for determining whether multiple deliverables exist, how the arrangement should be separated, and how the consideration should be allocated. This guidance requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price. The update eliminates the use of the residual method and requires an entity to allocate revenue using the relative selling price method and also significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The Company adopted these new accounting standards on October 1, 2010 on a prospective basis. Adoption of these new accounting standards did not have any impact on the Company’s financial position or results of operations.

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition — Milestone Method. This ASU provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. Under the milestone method of revenue recognition, consideration that is contingent upon achievement of a milestone in its entirety can be recognized as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. This standard provides the criteria to be met for a milestone to be considered substantive which includes that: a) performance consideration earned by achieving the milestone be commensurate with either performance to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from performance to achieve the milestone; b) relate to past performance; and c) be reasonable relative to all deliverables and payment terms in the arrangement. The Company adopted these new accounting standards on October 1, 2010 on a prospective basis. Adoption of these new accounting standards did not have any impact on the Company’s financial position or results of operations.

3. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	As of December 31, 2010	As of September 30, 2010
	(In thousands)
Accrued clinical trial expenses	$2,682	$1,771
Accrued compensation	514	1,801
Accrued legal fees	824	1,770
Other accrued expenses	534	521

	$4,554	$5,863

4. CONTRACT REVENUE AGREEMENTS

The following is a reconciliation between cash payments received and receivable under contract revenue agreements and contract revenues reported:

	Three Months Ended December 31,
	2010	2009
	(In thousands)
Cash received/receivable	$—	$23
Deferred	—	—
Amortization	247	246

Revenues	$247	$269

The Company recorded revenues from the collaboration agreement with Roche, comprising 100% of total revenues during the three months ended December 31, 2010 and 2009. Revenues during each period primarily reflect amortization of up-front and subsequent collaborative and license payments received from Roche previously recorded as deferred revenue.

Roche - In October 2004, the Company entered into a collaboration and license agreement with Roche to develop PSI-6130 and PSI-6130 prodrugs (including RG7128) for treating chronic HCV infection, and to discover chemically related nucleoside polymerase inhibitors pursuant to a research collaboration. The research collaboration ended in December 2006. The Company granted Roche worldwide rights, excluding Latin America and Korea, to PSI-6130 and its prodrugs (including RG7128). Roche paid the Company an up-front payment of $8.0 million in 2004 and agreed to pay future research and development costs. The up-front payment has been recorded as deferred revenue and is being amortized over the estimated development period. The portion of the above payments recorded as deferred revenue on the Company’s balance sheets as of December 31, 2010 and September 30, 2010 was approximately $2.7 million and $3.0 million, respectively. Roche is also required to make certain future payments to the Company for RG7128 upon the achievement of predefined development and marketing milestones in Roche’s territories. In addition, the Company will receive royalties paid as a percentage of total annual net product sales, if any, in Roche’s territories, and the Company will be entitled to receive one time performance payments should net sales from the product exceed specified thresholds.

The Company retained certain co-promotion rights in the United States. The Company will be required to pay Roche royalties on net product sales, if any, in the territories the Company has retained. Prior to the transfer of the IND for RG7128 to Roche, which occurred during December 2008, Roche funded and the Company was responsible for preclinical work, the IND submission, and the initial clinical trial, while Roche managed other preclinical studies and clinical development. Roche reimbursed the Company approximately $14 thousand during the three months ended December 31, 2009 under this agreement. Roche will continue to fund all of the expenses of, and be responsible for, other preclinical studies and future clinical development of RG7128 in the territories licensed to Roche. Roche and the Company will continue to jointly oversee all development and marketing activities of RG7128 in the territories licensed to Roche.

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

Prepayment of the loans made pursuant to the Loan Agreement is subject to penalty and substantially all of the Company’s tangible and intangible assets (except for intellectual property) are pledged as collateral for the Loan Agreement. Future total principal repayments of the three Notes amount to $6.3 million in fiscal 2011, $3.0 million in fiscal 2012, and $0.1 million in fiscal 2013. There are no additional borrowings available under the Loan Agreement.

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

7. STOCK COMPENSATION

The Company’s 1998 Stock Plan (“1998 Plan”), as amended, was originally adopted by its board of directors during 1998 and subsequently amended in 2000, 2004 and 2006. A maximum of 3,517,015 shares of the Company’s common stock are authorized for issuance under the 1998 Plan. Upon the closing of the IPO, which occurred on May 2, 2007, the Company adopted the 2007 Equity Incentive Plan (“2007 Plan”). Upon the adoption of the 2007 Plan, no additional awards will be issued under the 1998 Plan and the shares remaining for future grant under the 1998 Plan were transferred to the 2007 Plan. The purpose of the 2007 Plan is to provide an incentive to officers, directors, employees, independent contractors, and to other persons who provide significant services to the Company. On September 23, 2009, the Company’s stockholders approved amendments to the 2007 Plan to remove a provision that allowed for repricing stock options without stockholder approval, added certain minimum vesting periods for nonperformance based grants, and increased the number of shares authorized under the 2007 Plan by 1,000,000 shares (the “Revised 2007 Plan”). As of December 31, 2010, under the Revised 2007 Plan 209,826 shares of the Company’s common stock were reserved for future grants of stock options, stock appreciation rights, restricted stock, deferred stock, restricted stock units, performance shares, phantom stock, and similar types of stock awards as well as cash awards. The Company’s Board of Directors has approved an increase of 2,000,000 shares to the shares of the Company’s common stock reserved for future grants under the Revised 2007 Plan. This increase will be presented to the Company’s stockholders for their approval at the Company’s 2011 annual stockholders meeting to be held on March 23, 2011. Options granted under the Revised 2007 Plan may be either “incentive stock options,” as defined under Section 422 of the Internal Revenue Code or nonstatutory stock options. Options granted under the Revised 2007 Plan shall be at per share exercise prices equal to the fair value of the shares on the dates of grant. The Revised 2007 Plan will terminate in fiscal 2017 unless it is extended or terminated earlier pursuant to its terms.

Stock Options - The assumptions used and weighted-average information for employee and director grants for the three months ended December 31, 2010 and 2009 are as follows:

	Three Months Ended December 31,
	2010	2009
Risk free interest rate	1.67%	2.91%
Expected dividend yield	0.0%	0.0%
Expected lives (years)	6.01	6.00
Expected volatility	62.21%	64.25%
Weighted-average fair value of options granted	$18.71	$13.11

Generally, stock options granted under these plans have a contractual life of ten years and vest pro rata over three or four year terms. A summary of the Company’s stock option activity during the three months ended December 31, 2010 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding - September 30, 2010	2,796,289	$12.66
Granted (unaudited)	540,287	$32.46
Exercised (unaudited)	(130,633)	$15.39
Forfeited (unaudited)	(38,751)	$20.46

Outstanding - December 31, 2010 (unaudited)	3,167,192	$15.83

Exercisable - September 30, 2010	1,788,794	$9.23

Exercisable - December 31, 2010 (unaudited)	1,923,047	$10.25

The range of exercise prices of stock options outstanding at December 31, 2010 was $3.00 to $40.84. The weighted average remaining contractual life of stock options outstanding at December 31, 2010 was 7.14 years. The total intrinsic value of options exercised during the three months ended December 31, 2010 was $3,598,184. The Company recognized compensation expense of $2,136,869 and $1,725,273 during the three months ended December 31, 2010 and 2009 respectively, related to stock options issued to non-employees and employees. As of December 31, 2010 and September 30, 2010, $14,743,030 and $8,048,915 respectively, of deferred stock-based compensation expense related to non-employee and employee stock options remained unamortized. The unamortized amount of $14,743,030 as of December 31, 2010 has a weighted-average period of approximately 1.60 years to be recognized.

Outstanding as of December 31, 2010				Exercisable as of December 31, 2010
Number of Options	Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
926,136	3.00 - 4.49	4.66	$3.41	919,302	$3.41
6,500	4.50 - 5.99	6.25	$5.58	5,479	$5.58
6,668	6.00 - 7.49	1.79	$6.75	6,668	$6.75
86,666	7.50 - 10.49	6.36	$8.88	84,166	$8.89
563,229	10.50 - 15.00	6.82	$13.65	402,179	$13.64
1,036,793	15.01 - 29.99	8.26	$20.13	475,252	$19.56
541,200	30.00 - 45.00	9.78	$32.47	30,001	$32.33

As of December 31, 2010, after considering estimated forfeitures, there were 3,048,010 options outstanding that were either vested or expected to vest in the future, of which 1,923,047 options were currently exercisable, with weighted average exercise prices of $15.50 and $10.25 per share, aggregate intrinsic values of $85,518,016 and $64,061,816 and weighted average remaining contractual terms of 7.08 and 6.09 years, respectively.

Restricted Stock - Restricted stock has been issued to the Company’s non-employee directors and to a consultant. Restricted stock issued to non-employee directors prior to fiscal 2010 vested no later than one year from the date of issuance, as long as the director remained in continuous service to the Company as of the vest date. Restricted stock issued to non-employee directors subsequent to fiscal 2009 vests 50% on the first anniversary of the date of grant, 25% on the second anniversary, and 25% on the third anniversary, provided that the director is and has remained in continuous service to the Company as a director as of such anniversary. Restricted stock issued to a consultant vests equally on a quarterly basis over four years.

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

A summary of the Company’s restricted stock activity during the three months ended December 31, 2010 is as follows:

Number of Shares
Outstanding - September 30, 2010	66,666
Granted	—
Forfeited	—

Outstanding - December 31, 2010	66,666

As of December 31, 2010, holders were vested in 54,666 of the 66,666 restricted shares outstanding, leaving a total of 12,000 restricted shares unvested as of quarter end. The weighted average fair value of the shares granted in fiscal 2010 was $29.01 per share.

The Company recognized compensation expense of $44 thousand and $66 thousand during the three months ended December 31, 2010 and 2009, respectively, related to restricted stock issued to its non-employee directors and to the consultant. Unrecognized compensation expense for the restricted shares granted to the non-employee directors was $211 thousand at December 31, 2010. This amount will be recognized over the remaining vesting period of the restricted shares.

8. STOCKHOLDERS’ EQUITY AND WARRANTS

Common Stock - As of December 31, 2010, the Company had 100,000,000 shares of common stock authorized with a par value of $0.001 per share and the Company had reserved 3,167,192 shares of common stock for issuance upon the exercise of outstanding common stock options. Also, 209,826 shares of the Company’s common stock were reserved for future grants of stock options (or other similar equity instruments) under the Company’s Revised 2007 Plan as of December 31, 2010. The Company’s Board of Directors has approved an increase of 2,000,000 shares to the shares of the Company’s common stock reserved for future grants under the Revised 2007 Plan. This increase will be presented to the Company’s stockholders for their approval at the Company’s 2011 annual stockholders meeting to be held on March 23, 2011. In addition, 63,623 shares of the Company’s common stock were reserved for future exercise of outstanding warrants as of December 31, 2010.

Warrants - In conjunction with entering into a Loan Agreement and with executing three secured promissory notes (See Note 6), the Company granted warrants to the lender to purchase 127,248 shares of the Company’s common stock at an exercise price of $12.05 per share. During the three months ended December 31, 2010, the lender elected to exercise 63,625 warrants using the net issuance method, which resulted in the issuance of 45,848 shares of common stock by the Company. The remaining warrants expire seven years from the date of grant (or upon a change of control as defined in the Loan Agreement) as follows: 22,130 expire on September 30, 2014, 30,428 expire on March 28, 2015, and 11,065 expire on December 12, 2015.

9. INCOME TAXES

There was no income tax expense during the three months ended December 31, 2010 and 2009. The Company’s effective tax rate for the three months ended December 31, 2010 and 2009 was 0% due to uncertainties related to the realizability of the deferred tax assets as a result of the Company’s history of operating losses. The net deferred tax asset as of December 31, 2010 remains fully offset by a valuation allowance since it is more likely than not that such tax benefits will not be realized.

As of September 30, 2010, the Company had United States federal net operating loss (“NOL”) carryforwards of approximately $219.5 million available to offset future taxable income, if any. Of the federal NOLs, $14.1 million was generated from windfall tax benefit stock option deductions. The tax benefit of this portion of the NOL will be accounted for directly to equity as additional paid in capital as the stock option related losses are utilized. As of September 30, 2010, the Company also had research and development tax credits of $0.1 million available to offset future tax liabilities. The loss carryovers and the research and development tax credits expire over a period of 2020 to 2030.

As of September 30, 2010, the Company’s unrecognized tax benefits of $0.1 million have not significantly changed since October 1, 2007. The Company does not expect any significant changes to the unrecognized tax benefits within 12 months of the reporting date.

The Internal Revenue Service (“IRS”) could challenge tax positions taken by the Company for the periods for which there are open tax years. The Company is open to challenge for the periods of 2004-2009 from federal and state jurisdictions.

Under Section 382 of the Internal Revenue Code (the “Code”), utilization of the NOL and research and development tax credit carryforwards may be subject to a limitation if a change in ownership of the Company, as defined in the Code, occurred previously or could occur in the future. The Company completed a Section 382 analysis regarding limitation of its NOL and research and development tax credit carryforwards that covered the period three years prior to its IPO on May 2, 2007 through a public offering of its common stock on February 5, 2009, and concluded that a change in control occurred at the Company during the quarter ended September 30, 2008. This change in control limits the future use of the Company’s NOL and research and development tax credit carryforwards from fiscal 2008 and prior years. However, based upon the Company’s financial projections, it does not believe that this limitation will result in the expiration of any of these NOL and research and development tax credit carryforwards before they are able to be utilized. The Company is in the process of assessing whether another change in control occurred since the quarter ended September 30, 2008 and expects to disclose the results of this assessment when it is complete. Such a change and any future changes in ownership could impact the use of the Company’s NOL and research and development tax credit carryforwards generated in the affected years. Any limitation may result in expiration of a portion of the NOL or research and development tax credit carryforwards before utilization, which would reduce the Company’s gross deferred tax assets.

On October 29, 2010, the Company was awarded two grants ($244,479 each) totaling $489 thousand under the IRS Qualifying Therapeutic Discovery Project (QTDP) program, which was created by Congress as part of the Patient Protection and Affordable Care Act of 2010. The grants were received on November 12, 2010. One of the grants was awarded for the development of PSI-7977 and the other grant was awarded for the development of PSI-938 or PSI-661. All three of these product candidates are being developed for the treatment of HCV and all of the $489 thousand was recorded as Other income in the Statement of Operations during the three months ended December 31, 2010.

10. COMMITMENTS AND CONTINGENCIES

The Company has entered into an operating lease for office and laboratory space located in Princeton, New Jersey through May 22, 2015. The Company has also entered into an operating lease for office space located in Durham, North Carolina through December 31, 2015.

As of December 31, 2010, minimum future payments under non-cancellable operating leases are as follows:

December 31, 2010
(In thousands)
Fiscal 2011	660
Fiscal 2012	918
Fiscal 2013	920
Fiscal 2014	922
Fiscal 2015	626
Thereafter	22

Total minimum payments required	$4,068

Under a license agreement with Emory University for Racivir, the Company agreed to pay Emory University up to an aggregate of $1.0 million in future marketing milestone payments. None of these potential future payments are included in the Company’s financial statements, as the payments are contingent on the achievement of milestones, which it has not yet achieved.

On July 28, 2009, Emory University and University of Georgia Research Foundation, Inc. (“Claimants”) filed a Demand for Arbitration and Relief (the “Demand”) with the American Arbitration Association (“AAA”) in Atlanta, Georgia (the “Emory Arbitration”), claiming certain payments and seeking specific performance under the Company’s January 8, 2004 license agreement with Claimants (the “Emory License”).

The Demand alleged that payments Pharmasset had received under the Roche collaboration agreement were subject to the Emory License and that Pharmasset had not paid fees to Claimants based on such payments. In addition, the Demand alleged that Pharmasset had not complied with certain terms and conditions of the Emory License and that other Pharmasset product candidates were, or will be, covered by the Emory License. The Demand requested, among other things, specific performance of the Emory License, including the payment of license fees related to past payments received by Pharmasset. The Company’s response to the Demand was filed on August 14, 2009.

On December 6, 2010 a final arbitration award (the “Award”) was issued by a panel of AAA arbitrators. According to the Award, none of the payments the Company received under the Roche collaboration agreement were subject to the Emory License and, therefore, no license fees were owed to Emory based upon such payments. Furthermore, according to the Award, none of the other Company product candidates that were subject to the Demand are covered by the Emory License.

11. SUBSEQUENT EVENT

On January 26, 2011, the Company completed an underwritten public offering of 2,795,000 shares of the Company’s common stock, which includes the underwriter’s exercise in full of its over-allotment option of 495,000 shares and excludes 1,000,000 shares that were sold by selling stockholders, for a price to the public of $46.33 per share. The underwriter purchased the shares from the Company at a price of $44.25, pursuant to the underwriting agreement. The Company’s net proceeds from the sale of the shares, after deducting the underwriter’s discount and estimated offering expenses, was $123.4 million.

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

Overview

We are a clinical-stage pharmaceutical company committed to discovering, developing, and commercializing novel drugs to treat viral infections. Our primary focus is on the development of nucleoside/tide analogs as oral therapeutics for the treatment of chronic hepatitis C virus (“HCV”) infection. Nucleoside/tide analogs are a class of compounds which act as alternative substrates for the viral polymerase, thus inhibiting viral replication. We currently have three clinical-stage product candidates, two of which we are developing ourselves and one of which we are developing with a strategic partner. We are also advancing a series of preclinical candidates in preparation for clinical development. Our three clinical stage product candidates are:

•

RG7128, an HCV cytosine nucleoside polymerase inhibitor we are developing through a strategic collaboration with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (collectively, “Roche”). In October 2010, Roche presented data from a 12-week interim analysis from the Phase 2b “PROPEL” study of RG7128 in combination with Pegasys® (pegylated interferon) plus Copegus® (ribavirin), the standard of care for treating HCV (“SOC”) in patients with HCV genotypes 1or 4. In addition, RG7128 is in a 24-week Phase 2b “JUMP-C” study in combination with SOC in patients with HCV genotypes 1 or 4. Roche is planning to conduct the next study of RG7128 in combination with ritonavir-boosted danoprevir. This “INFORM-SVR” study is part of a series of studies designed to investigate the combination of two oral, direct acting antivirals (“DAAs”) in the absence of pegylated interferon. Roche is also planning to conduct a Phase 2b study in patients with HCV genotypes 2 or 3. All of these studies are being, or are expected to be, conducted by Roche;

•

PSI-7977, an HCV uracil nucleotide analog polymerase inhibitor that is in a 12-week Phase 2b dose-finding study (“PROTON”) in combination with SOC in patients with HCV genotypes 1, 2 or 3. In addition, PSI-7977 recently began dosing in an exploratory Phase 2 study (“ELECTRON”) in combination with ribavirin, administered without and with varying durations of pegylated interferon, in patients with HCV genotypes 2 or 3. We expect to initiate a 24-week Phase 2b study of PSI-7977 in combination with SOC during the second calendar quarter of 2011; and

•

PSI-938, an HCV guanine nucleotide analog polymerase inhibitor that is enrolling patients in Part 2 of a Phase 1 study with PSI-7977 in patients with HCV genotype 1. We plan to initiate a Phase 2 study of PSI-938 in combination with PSI-7977 during mid (calendar year) 2011

In addition, we are developing PSI-661, an HCV guanine nucleotide analog polymerase inhibitor we nominated as a development candidate in October 2009. PSI-661 is in preclinical studies required for submission of an Investigational New Drug (“IND”) application with the U.S. Food and Drug Administration (“FDA”) or equivalent foreign regulatory application. PSI-938 or PSI-661 could potentially be used in combination with our current nucleoside/tide analogs, RG7128 or PSI-7977, as well as other classes of DAAs. Given the similarities of PSI-938 and PSI-661, our plan is to select one of these product candidates for later-stage clinical development based upon a review of the early human clinical trial results of both PSI-938 and PSI-661.

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
RG7128

•   Completing the Phase 2b “PROPEL” study and 24-week Phase 2b “JUMP C” study in patients with HCV genotypes 1 or 4.

•   Planning for an INFORM-SVR study and a Phase 2b study in patients with HCV genotypes 2 or 3. All of the above studies are being, or are expected to be, conducted by Roche.

•   Initiate INFORM-SVR study during the first calendar quarter of 2011.

•   Initiate a Phase 2b study in patients with HCV genotypes 2 or 3 during the first half of calendar year 2011.

•   Initiate a Phase 3 program during 2011.

•   All of the above studies are expected to be conducted by Roche.

Roche

PSI-7977	• In a 12-week Phase 2b dose-finding “PROTON” study in combination with SOC in patients with HCV genotypes 1, 2, or 3. • In a Phase 2 exploratory study “ELECTRON” in combination with ribavirin, administered without and with varying durations of pegylated interferon, in patients with HCV genotypes 2 or 3.

•   Report SVR12[1] results from the ongoing genotype 2/3 arm of the Phase 2b “PROTON” study during the second calendar quarter of 2011.

•   Report 12 week interim analysis from the genotype 1 arms of the Phase 2b study “PROTON” during the second calendar quarter of 2011.

•   Report interim data from the Phase 2 exploratory study “ELECTRON” in combination with ribavirin in the second half of calendar year 2011.

•   Initiate a 24-week Phase 2b study in combination with SOC during the second calendar quarter of 2011.

•   Initiate proof of concept study of PSI-7977 in combination with BMS-790052 during the first half of 2011[2].

—

PSI-938	• In Part 2 of a 14 day Phase 1 study with PSI-7977 in patients with HCV genotype 1.	• Report preliminary results from Part 2 of the Phase 1 study during the quarter ending March 31, 2011. • Initiate a Phase 2 combination study with PSI-7977 in mid (calendar year) 2011.	—

PSI-661	• In IND-enabling preclinical studies.	• Submit IND application during the first calendar quarter of 2011. • Initiate a Phase 1 study during the second calendar quarter of 2011.	—

1	SVR12 – Sustained virologic response 12, or SVR12, is defined as a level of HCV RNA in a patient that is below the limit of detection (<15 IU/ml) 12 weeks after the discontinuation of therapy.

2	During January 2011, we entered into a clinical collaboration agreement with Bristol-Myers-Squibb Company (“BMS”) to evaluate the utility of PSI-7977 in combination with BMS-790052, BMS’s NS5a replication complex inhibitor, for the treatment of HCV. BMS is responsible for all costs of the study, except for the cost of PSI-7977, which will be supplied by Pharmasset. Neither party has licensed any commercial rights to the other party.

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

We and other developers of HCV DAAs are also currently investigating combination treatments with two or more DAAs in the absence of interferon. These DAA combinations may include a nucleoside/tide with a protease inhibitor, such as RG7128 with Roche’s ritonavir-boosted danoprevir, which are currently in the INFORM studies being conducted by Roche. Or they may include one nucleoside/tide combined with a second complementary nucleoside/tide, such as PSI-938 and PSI-7977. We believe the use of two DAAs would improve tolerability and may lead to a shorter duration of treatment. Due to the unique attributes of nucleoside/tides, including their ability to have complementary resistance profiles and to show comparable activity across a broad spectrum of HCV genotypes, we believe that dual nucleoside/tides combinations could possess advantages over other DAA combinations that do not contain a nucleoside/tide.

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

Results from an interim analysis of all 408 patients who had completed the first 12 weeks of the PROPEL study indicated the following:

•

RG7128 1000mg BID with SOC for 12 weeks achieved a high rate of complete Early Virologic Response (“cEVR”, defined as HCV RNA below the level of detection 12 weeks after the initiation of treatment) of 83% with no on-treatment viral breakthrough,

•	The safety and tolerability of RG7128 1000mg BID with SOC were comparable to placebo/SOC with no renal or hematologic safety signals, and a discontinuation rate similar to placebo/SOC, and

•	No drug resistance was observed in patients treated with up to 12 weeks of RG7128.

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

PSI-7977 Development

PSI-7977 is an isomer of PSI-7851, a prodrug of a uracil nucleotide analog polymerase inhibitor we are developing for the treatment of chronic HCV infection. PSI-7851 demonstrated potent in vitro anti-HCV activity with EC90 values of 0.44 +/- 0.21 µM, between 14 and 17-fold more potent than the active metabolite of our cytosine nucleoside polymerase inhibitor, PSI-6130. The in vitro half-life of the triphosphate (the biologically active form of the molecule) in primary human hepatocytes is approximately 38 hours, which supports the exploration of once-daily dosing in early studies. Like RG7128, PSI-7851 has demonstrated in vitro activity against HCV genotypes 1, 2, 3, and 4.

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

Selection of PSI-7977. PSI-7851 is a mixture of two molecules of identical chemical composition, PSI-7976 and PSI-7977, which only differ in the stereo-orientation of one of the atoms on the prodrug. Once inside a liver cell, both molecules are rapidly converted to the same active triphosphate. PSI-7977 demonstrated potent in vitro anti-HCV activity with EC90 values of 0.42 +/- 0.23 µM, between 14 and 17-fold more potent than the active metabolite of our cytidine nucleoside polymerase inhibitor, PSI-6130. The in vitro half-life of the triphosphate in primary human hepatocytes is approximately 38 hours, which supports the exploration of once-daily dosing in early studies. Like RG7128, PSI-7977 has demonstrated in vitro activity against HCV genotypes 1, 2, 3, and 4. Given the improvements in manufacturing and slightly better in vitro potency, we selected PSI-7977 for further clinical development. We also made improvements in the formulation, which we evaluated in a Phase 1 study in healthy volunteers. In August 2010, we were informed by the FDA that PSI-7977 received fast track designation. Following are results from the Phase 2a study of PSI-7977, along with the design of a Phase 2b study we initiated in August 2010.

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

Phase 2b Dose-Finding Study (“PROTON”). In August 2010, we began dosing of PSI-7977 in combination with SOC in a 12-week Phase 2b study “PROTON”. This study is evaluating PSI-7977 200mg QD and 400mg QD in combination with SOC in approximately 125 treatment-naïve patients with HCV genotype 1. The primary goal of the study is to assess the safety and tolerability of PSI-7977 in combination with SOC for 12 weeks. The primary efficacy endpoint of the study is the proportion of patients who achieve an SVR12 and SVR24, defined as HCV RNA below the limit of detection (<15 IU/ml) 12 and 24 weeks, respectively, after the discontinuation of therapy. Patients receiving PSI-7977 in combination with SOC for 12 weeks will discontinue treatment at week 24 if their HCV RNA is below the level of detection at week 4 through week 12; otherwise, patients are expected to continue on SOC through week 48. Patients are being randomized into one of three arms as follows:

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

In a fourth, open label arm of the study, we enrolled 25 treatment-naïve patients with HCV genotypes 2 or 3. Twenty-four patients received 12 weeks of PSI-7977 400mg QD in combination with SOC with no SOC follow-up. One patient was lost to follow-up after the first visit. Preliminary results from this open label arm indicated:

•	All 24 patients achieved an RVR and remained below the limit of detection through the 12 week treatment period;

•	There were no serious adverse events and no discontinuations due to adverse events; and

•	There were no clinically significant, treatment emergent trends in any clinical laboratory parameters.

Patients in the open label arm are being monitored for an additional 24 weeks after discontinuation of therapy to assess whether they achieved an SVR at 12 weeks and 24 weeks after the discontinuation of therapy. We expect to report SVR12 results from the genotype 2 or 3 arm of this study and an interim analysis of the genotype 1 arms of this study during the second quarter of calendar year 2011. We also expect to initiate a 24-week Phase 2b study of PSI-7977 in combination with SOC during the second calendar quarter of 2011.

Phase 2 Exploratory Study (“ELECTRON”). In December 2010, we began dosing of PSI-7977 400mg QD in combination with ribavirin, administered with and without pegylated interferon, in patients with HCV genotypes 2 or 3. This study is expected to enroll approximately 40 treatment-naïve patients. The primary goal of the study is to assess the safety and tolerability of PSI-7977 in combination with ribavirin for 12 weeks, with and without pegylated interferon. The study is being conducted in New Zealand and patients are being randomized into one of four arms as follows:

•	PSI-7977 400mg QD in combination with ribavirin for 12 weeks (no pegylated interferon);

•	PSI-7977 400mg QD in combination with ribavirin for 12 weeks, with only four weeks of pegylated interferon);

•	PSI-7977 400mg QD in combination with ribavirin for 12 weeks, with only eight weeks of pegylated interferon);

•	PSI-7977 400mg QD in combination with ribavirin and pegylated interferon for 12 weeks.

We expect to report interim data from this exploratory study during the second half of calendar year 2011.

Combination Treatment with Two or More Direct Acting Antivirals

The use of interferon in the current standard of care limits the number of patients who can or are willing to undergo therapy for HCV and may result in less compliance with treatment regimens. We believe that the combination of two or more DAAs may provide an SVR in the absence of interferon. We believe that the selection of the drugs in such combinations should focus on molecules which provide potent viral suppression, lack metabolic interaction and possess complementary resistance profiles.

The frequent emergence of resistant variants in HCV inhibitor monotherapy trials with some classes of DAAs suggests that combinations of DAAs with potent antiviral activity, complementary resistance profiles and differing metabolic pathways may be required to treat HCV. Based on consultations with experts in the field, we believe the combination of at least one nucleoside/tide analog with, for example, a protease inhibitor or NS5a enzyme inhibitor, or one nucleoside/tide combined with a second complementary nucleoside/tide, present potentially useful therapeutic regimens. These combinations of DAAs possess complementary resistance profiles and differing metabolic pathways, suggesting that they will not have clinically relevant antagonism. In addition, nucleoside/tide analogs have demonstrated in vitro the ability to suppress the resistant variants that emerge with partially-suppressive concentrations of protease inhibitors or non-nucleoside polymerase inhibitors. Clinical use of a combination of DAAs may provide improved antiviral activity across HCV genotypes and may lead to interferon-sparing regimens. Following are descriptions of DAA combination studies involving our product candidates, along with the results of these studies to date.

Nucleoside in Combination with a Protease Inhibitor

INFORM Studies – (our nucleoside analog polymerase inhibitor, RG7128, in combination with Roche’s protease inhibitor, danoprevir, or RG7227). During November 2008, Roche, InterMune, Inc. (“InterMune”), and we announced the initiation of a Phase 1 study to investigate the combination of two DAAs in the absence of interferon and ribavirin. This study, named INFORM-1, combined for the first time in patients naïve to therapy and in patients who previously failed therapy (“TF”) two oral DAAs, RG7128 and danoprevir (also known as RG7227 or ITMN 191). Danoprevir is an inhibitor of the HCV NS3/4 protease, which prior to October 2010, was being developed by InterMune in collaboration with Roche. During October 2010, Roche purchased the worldwide development and commercialization rights to danoprevir from InterMune and simultaneously terminated the exclusive license and collaboration agreement it had entered into with InterMune to develop danoprevir.

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

Nucleotide in Combination with an NS5a Replication Complex Inhibitor

Clinical Collaboration Study – (our nucleotide analog polymerase inhibitor, PSI-7977, in combination with BMS’s NS5a replication complex inhibitor, BMS-790052). During January 2011, we entered into a clinical collaboration agreement with Bristol-Myers Squibb Company (“BMS”) to evaluate the utility of PSI-7977 in combination with BMS-790052, BMS’s NS5a replication complex inhibitor, for the treatment of chronic HCV. This collaboration represents the first cross-company collaboration combining two oral DAAs to address a significant unmet medical need in the treatment of HCV.

BMS is planning to initiate a proof of concept study of PSI-7977 in combination with BMS-790052 to evaluate the potential to achieve an SVR, defined as a level of HCV RNA in a patient that is below the limit of detection (<15 IU/ml) after the discontinuation of therapy, with an all oral, once-daily treatment regimen in patients across multiple HCV genotypes. The primary goal of the study is to assess the safety, pharmacokinetics and pharmacodynamics of PSI-7977 in combination with BMS-790052, with and without ribavirin, in treatment-naïve patients chronically infected with HCV genotypes 1, 2, and 3. The study is planned to start in the first half of calendar year 2011 and BMS will be conducting the study. BMS is responsible for all costs of the study, except for the cost of PSI-7977, which will be supplied by Pharmasset. Neither party has licensed any commercial rights to the other party.

Nucleotide in Combination with Another Nucleotide

Complementary Nucleotides in Combination Study – (our guanine nucleotide analog polymerase inhibitor, PSI-938, in combination with our uracil nucleotide analog polymerase inhibitor, PSI-7977). In late November 2010, we began dosing PSI-938 in Part 2 of a Phase 1 study that includes the first combinations of a purine (PSI-938) and a pyrimidine (PSI-7977) nucleotide analog for the treatment of HCV. The cohorts within Part 2 are evaluating PSI-938 QD, in the absence of interferon, as monotherapy and in combination with PSI-7977 QD. The primary objective of Part 2 of this study is to assess the safety, tolerability and pharmacokinetics of PSI-938 alone and in combination with PSI-7977 in the clinically-relevant setting of combination therapy for 14 days. The secondary objective of Part 2 of this study is to evaluate the short-term change in HCV RNA.

Forty patients with HCV genotype 1 are being enrolled into one of four cohorts (10 patients per cohort, n = 8 and placebo = 2) as follows:

•	Cohort A – PSI-938 300mg QD administered alone for 14 days,

•	Cohort B1 – PSI-938 300mg QD for 7 days followed by the combination of PSI-938 300mg QD plus PSI-7977 400mg QD for 7 days,

•	Cohort B2 – PSI-7977 400mg QD for 7 days followed by the combination of PSI-7977 400mg QD plus PSI-938 300mg QD for 7 days,

•	Cohort C – patients will receive PSI-938 300mg QD plus PSI-7977 400mg QD for 14 days.

Preliminary results from Cohort A indicated:

•	PSI-938 was generally safe and well tolerated over 14 days;

•	There were no serious adverse events and no dose modifications or discontinuations; and

•	There were no clinically significant, treatment-emergent trends in any clinical laboratory parameters;

•

PSI-938 demonstrated potent antiviral activity with a median HCV RNA change from baseline of 5.23 log10 IU/mL in the 8 patients receiving 300mg QD monotherapy for 14 days. HCV RNA declined rapidly and consistently throughout the 14 day dosing period, with no viral breakthrough noted. In the 8 subjects who received PSI-938 300mg QD monotherapy for 14 days, half (4 of 8) of the subjects achieved HCV RNA below the limit of detection (15 IU/mL), and 5 of 8 patients achieved HCV RNA below the limit of quantification (43 IU/mL). The median baseline HCV RNA in patients enrolled in Cohort A was approximately 1.0 log10 higher than in the Part 1 multiple ascending dose trial (6.95 log10 IU/mL versus 5.92 log10 IU/mL), allowing for a full assessment of the antiviral activity of the nucleotide analog.

Patients are now being enrolled in Cohorts B1 and B2. Following the availability of data from these initial combination cohorts, the fourth and final cohort is expected to begin enrolling patients. We anticipate reporting further data from Part 2 of this study during the quarter ending March 31, 2011. We also expect to initiate a Phase 2 study of PSI-938 in combination with PSI-7977 during mid (calendar year) 2011. This Phase 2 study will explore dosing durations of PSI-938 and PSI-7977 with an SVR endpoint.

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

	n	Median Change in HCV RNA at Day 8 (log10 IU/mL)	Range (log10 IU/ mL)	Number of Subjects with HCV RNA
Dose				<LLOD [1]	<LLOQ [2]
100mg QD	8	-4.31	-2.66 to -5.12	1	3
200mg QD	8	-4.64	-3.49 to -5.35	5	7
300mg QD	8	-3.94	-3.43 to -5.29	4	4
100mg BID	8	-4.59	-3.94 to -5.08	2	3
Placebo	8	-0.05	+0.17 to -0.29	0	0

1 – LLOD represents lower limit of detection by Roche Taqman Assay (<15 IU/mL)

2 – LLOQ represents lower limit of quantification by Roche Taqman Assay (<43 IU/mL)

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

In late November 2010, we began dosing PSI-938 in Part 2 of a Phase 1 study that includes the first combinations of a purine (PSI-938) and a pyrimidine (PSI-7977) nucleotide analog for the treatment of HCV. A complete description of this study, along with the results of this study to date can be found under “Combination Treatment with Two or More Direct Acting Antivirals”, “Nucleotide in Combination with Another Nucleotide” located in the previous section.

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

Clinical Collaboration

During January 2011, we entered into a clinical collaboration agreement with Bristol-Myers Squibb Company (“BMS”) to evaluate the utility of PSI-7977 in combination with BMS-790052, BMS's NS5a replication complex inhibitor, for the treatment of HCV. This collaboration represents the first cross-company collaboration combining two oral agents to address a significant unmet medical need in the treatment of HCV. We and BMS are planning to initiate a proof of concept study of PSI-7977 in combination with BMS-790052. The study, which is planned to start in the first half of calendar year 2011, will be conducted by BMS. BMS is responsible for all costs of the study, except for the cost of PSI-7977, which will be supplied by Pharmasset. Neither party has licensed any commercial rights to the other party.

Financial History

We have incurred substantial operating losses since our inception because we have devoted substantially all of our resources to our research and development activities and have not generated any revenue from the sale of approved drugs. As of December 31, 2010, we had an accumulated deficit of $257.0 million. We expect our operating losses to increase for at least the next few years as we continue to pursue the clinical development of PSI-7977, PSI-938, and PSI-661 and as we expand our discovery and development pipeline.

We have funded our operations primarily through the sale of equity securities, payments received under collaboration agreements, borrowings under our Loan Agreement, and interest earned on investments. We expect to continue to fund our operations over the next several years through our existing cash resources, potential future milestone payments that we expect to receive from Roche if certain conditions are satisfied, interest earned on our investments, and additional capital to be raised through public or private equity offerings or debt financings. We will require significant additional financing in the future to fund our operations. Additional financing may not be available on acceptable terms, if at all. As of December 31, 2010, we had $102.7 million of cash and cash equivalents.

Revenues

All of our product candidates are currently in development and, therefore, we do not expect to generate any direct revenues from product sales for at least the next few years, if at all. Our revenues to date have been generated primarily from milestone payments under our collaboration agreements, license fees, and research funding. We currently have a collaboration agreement with Roche for the development of RG7128. We entered into our collaboration agreement with Roche in October 2004. Roche subsequently paid us an up-front payment of $8.0 million.

As of December 31, 2010, we had received an aggregate of $44.5 million in payments under the Roche collaboration agreement, including research funding and related fees as well as up-front and milestone payments.

Under the current terms of the Roche collaboration agreement, if we and Roche succeed in obtaining all of the regulatory approvals specified in the agreement for RG7128, as of December 31, 2010 the maximum future development and commercialization milestone payments payable to us is $105.0 million. Receipt of any additional milestone payments depends on many factors, some of which are beyond our control. We cannot assure you that we will receive any of these future payments.

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

Under our clinical collaboration agreement with BMS, BMS will conduct and be responsible for all costs of the proof of concept study of PSI-7977 in combination with BMS-790052, except for the cost of PSI-7977 to be used in the study, which will be supplied by Pharmasset.

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

The following table summarizes our research and development expenses for our current development programs for the three months ended December 31, 2010 and 2009:

	Three months ended December 31,		Cumulative Project Costs
	2010	2009
	(In thousands)
Expenses attributed to projects:
RG7128 Studies (1)	$—	$—	$—
PSI-7977 (including PSI-7851) Studies	9,895	2,599	33,987
PSI-938 Studies	3,138	375	12,401
PSI-661 (including PSI-879) Studies	787	325	5,616
Clevudine Studies (2)	—	1,349

Total attributed expenses	13,820	4,648

Unattributed expenses
Salaries and related personnel expenses	2,133	1,914
Non-cash stock compensation expense	1,286	1,042
Legal expenses associated with patents	361	394
Preclinical studies and new drug discovery services	482	438
Drug and laboratory supplies	262	243
Consulting expense	2	29
Facility and other expenses	422	489

Total unattributed expenses	4,948	4,549

Total research and development expenses	$18,768	$9,197

(1)	Roche is responsible for all of the expenses associated with the research and development of RG7128.
(2)	In April 2009, we voluntarily terminated our Phase 3 registration studies of clevudine for the treatment of hepatitis B virus. We completed the termination process during the first quarter of fiscal 2010.

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

Results of Operations

Three Months Ended December 31, 2010 and 2009

Revenues. Revenues were $0.2 million during the quarter ended December 31, 2010, compared to $0.3 million during the quarter ended December 31, 2009. Revenues during each three month period primarily reflect amortization of up-front and subsequent collaborative and license payments received from Roche previously recorded as deferred revenue.

The following is a reconciliation between cash payments received under contract revenue agreements and contract revenues reported:

	Three Months Ended December 31,
	2010	2009
	(In thousands)
Cash received/receivable	$—	$23
Deferred	—	—
Amortization	247	246

Revenues	$247	$269

Research and Development Expenses. Research and development expenses increased to $18.8 million during the quarter ended December 31, 2010 from $9.2 million during the quarter ended December 31, 2009. This net increase of $9.6 million consists of a $7.3 million increase in preclinical and clinical trial costs for PSI-7977 (including an increase in active pharmaceutical ingredient (API) manufacturing (and related drug supply) costs and SOC costs of $4.4 million), a $2.8 million increase in preclinical and clinical trial costs for PSI-938 (including an increase in active pharmaceutical ingredient (API) manufacturing (and related drug supply) costs and SOC costs of $1.5 million), a $0.5 million increase in preclinical and clinical trial costs for PSI-661, and approximately a $0.3 million increase in other research and development expenses. Partially offsetting this $10.9 million increase was a $1.3 million decrease in clinical trial expenses for clevudine resulting from our voluntary termination of our Phase 3 registration studies of clevudine, which was completed as of December 31, 2009.

General and Administrative Expenses. General and administrative expenses were $5.1 million during the quarter ended December 31, 2010, an increase of $0.9 million from $4.2 million during the quarter ended December 31, 2009. The increase of $0.9 million was due to increases of $0.4 million in legal expenses incurred in connection with our defense against the Demand for Arbitration and Relief (see Part II., Item 1.—Legal Proceedings, for additional information), $0.4 million in compensation expenses ($0.1 million of which was non-cash stock compensation expense), and $0.1 million of other administrative expenses.

Other Income. On October 29, 2010, we were awarded two grants ($244,479 each) totaling $489 thousand under the IRS Qualifying Therapeutic Discovery Project (QTDP) program, which was created by Congress as part of the Patient Protection and Affordable Care Act of 2010. The grants were received on November 12, 2010. One of the grants was awarded for the development of PSI-7977 and the other grant was awarded for the development of PSI-938 or PSI-661. All three of these product candidates are being developed for the treatment of HCV and all of the $489 thousand was recorded as “Other income” in the Statement of Operations during the three months ended December 31, 2010.

Interest Expense. Interest expense decreased to $0.4 million during the quarter ended December 31, 2010 from $0.7 million during the quarter ended December 31, 2009. The decrease in interest expense was due to a lower amount of long-term debt outstanding during the quarter ended December 31, 2010 compared to the quarter ended December 31, 2009.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through public and private offerings of our equity securities, payments received under our collaboration agreements, and borrowings under our Loan Agreement. We have raised approximately $435.3 million in net proceeds from sales of our equity securities, including $123.4 million from our common stock offering completed on January 26, 2011 (see Part 1. – Item 1. – Notes to Financial Statements – Note 11. Subsequent Event, for additional information), and borrowed a total of $23.3 million under our Loan Agreement entered into on September 30, 2007. At December 31, 2010, we held $102.7 million in cash and cash equivalents and have invested substantially all of our available cash and cash equivalents in a money market fund. Borrowings under our Loan Agreement were $9.4 million as of December 31, 2010.

Net cash used in operating activities was $24.0 million during the three months ended December 31, 2010 compared to $14.5 million during the three months ended December 31, 2009. The $9.5 million increase in net cash used in operating activities during 2010, as compared to 2009, was due primarily to higher operating expenses of $9.3 million, primarily resulting from the advancement of PSI-7977 into a series of Phase 2 studies during fiscal 2011.

Net cash used in investing activities of $37 thousand and $25 thousand during the three months ended December 31, 2010 and 2009, respectively, was for the purchase of equipment during each period.

Net cash used in financing activities was $0.4 million during the three months ended December 31, 2010, compared to $1.6 million during the three months ended December 31, 2009. The net cash used in financing activities during 2010 consisted of $2.4 million of principal payments on long-term debt that were mostly offset by $2.0 million in proceeds from the exercise of stock options. Net cash used in financing activities during 2009 consisted of $1.8 million of principal payments on long-term debt that were partially offset by $0.3 million in proceeds from the exercise of stock options.

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

Prepayment of the loans made pursuant to the Loan Agreement is subject to penalty and substantially all of our tangible and intangible assets (except for intellectual property) are pledged as collateral for the Loan Agreement. Future total principal repayments of the three Notes amount to $6.3 million in fiscal 2011, $3.0 million in fiscal 2012, and $0.1 million in fiscal 2013. There are no additional borrowings available under the Loan Agreement.

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

Developing drugs, conducting clinical trials and commercializing products is expensive and we will need to raise additional funds to achieve our strategic objectives. Although we believe our existing cash resources, together with the $123.4 million in net proceeds from our common stock offering completed on January 26, 2011, will be sufficient to fund our projected cash requirements for at least the next 18 months, we will require significant additional financing in the future to complete our clinical trials for PSI-7977, PSI-938, and PSI-661, to fund our portion, if any, of the cost of clinical trials for RG7128 completed outside of the territories licensed by Roche, to supply PSI-7977 for the proof of concept study of PSI-7977 in combination with BMS-790052 under our clinical collaboration agreement with BMS, and to fund our other operations. Additional financing may not be available on acceptable terms, if at all. Our future capital requirements will depend on many factors, including:

•	the progress and costs of our preclinical studies, clinical trials, and other research and development activities;

•	the scope, prioritization, and number of our clinical trials and other research and development programs;

•	the amount of cash we receive under our existing collaboration agreement with Roche and any future collaboration agreements;

•	the costs of the development and expansion of our operational infrastructure;

•	the costs and timing of obtaining regulatory approval of our product candidates;

•	the ability of our collaborators to achieve development milestones, marketing approval, and other events or developments under our collaboration agreements;

•	the costs of filing, prosecuting, enforcing, and defending patent claims and other intellectual property rights;

•	the costs and timing of securing manufacturing arrangements for clinical or commercial production;

•	the costs of establishing sales and marketing capabilities or contracting with third parties to provide these capabilities for us;

•	the costs of acquiring or undertaking development and commercialization efforts for any future product candidates;

•	the magnitude of our general and administrative expenses; and

•	any costs that we may incur under current and future licensing arrangements relating to our product candidates.

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

Contractual Obligations and Commitments

We entered into an operating lease for office and laboratory space located in Princeton, New Jersey through May 22, 2015. We also entered into an operating lease for office space located in Durham, North Carolina through April 2011, which as of January 1, 2011, was extended through December 31, 2015. We executed three secured promissory notes totaling $23.3 million; $10.0 million in October 2007, $10.0 million in March 2008, and $3.3 million in December 2008. The secured promissory notes require payments of interest only for the first 15 months followed by 30 equal monthly payments of principal and interest. As of December 31, 2010, future payments under the three promissory notes and minimum future payments under non-cancellable operating leases are as follows:

	Total	Payments Due By Period
		Less than 1 year	1-3 Years	4-5 Years	After 5 Years
	(In thousands)
Debt obligations
Debt maturities	$9,408	$7,796	$1,612	$—	$—
Contractual interest	683	608	75	—	—
Capital lease obligations
Debt maturities	—	—	—	—	—
Contractual interest	—	—	—	—	—
Operating leases	4,068	890	2,761	417
Purchase obligations	—	—	—	—	—

Total contractual obligations	$14,159	$9,294	$4,448	$417	$—

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

Where we have no continuing involvement under a collaborative arrangement, we record nonrefundable license fee revenues when we have the contractual right to receive the payment, in accordance with the terms of the collaboration agreement, and record milestones upon appropriate notification to us of achievement of the milestones by the collaborative partner.

Effective October, 1, 2010, we adopted the new accounting standards for determining whether the milestone method of revenue recognition is appropriate. We recognize revenue from milestone payments when earned, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement and (ii) we do not have ongoing performance obligations related to the achievement of the milestone earned. Milestone payments are considered substantive if all of the following conditions are met: the milestone payment (a) is commensurate with either the vendor’s performance to achieve the milestone or the enhancement of the value of the delivered item or items as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone, (b) relates solely to past performance, and (c) is reasonable relative to all of the deliverables and payment terms (including other potential milestone consideration) within the arrangement. Any amounts received under the agreement in advance of performance, if deemed substantive, are recorded as deferred revenue and recognized as revenue as we complete our performance obligations.

Effective October 1, 2010, the Company also adopted the new accounting standards for revenue recognition for multiple deliverable revenue arrangements. Each deliverable within a multiple-deliverable revenue arrangement is accounted for as a separate unit of accounting under the guidance of the new authoritative guidance if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control.

This new authoritative guidance amends previously issued guidance to eliminate the residual method of allocation for multiple-deliverable revenue arrangements, and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. The new authoritative guidance also establishes a selling price hierarchy for determining the selling price of a deliverable, which includes (1) vendor-specific objective evidence, if available, (2) third-party evidence, if vendor-specific objective evidence is not available, and (3) estimated selling price if neither vendor-specific nor third-party evidence is available. Additionally, it expands the disclosure requirements related to a vendor’s multiple-deliverable revenue arrangements.

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

Recently Adopted Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements. This ASU provides new accounting standards for determining whether multiple deliverables exist, how the arrangement should be separated, and how the consideration should be allocated. This guidance requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price. The update eliminates the use of the residual method and requires an entity to allocate revenue using the relative selling price method and also significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. We adopted these new accounting standards on October 1, 2010 on a prospective basis. Adoption of these new accounting standards did not have any impact on our financial position or results of operations.

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition — Milestone Method. This ASU provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. Under the milestone method of revenue recognition, consideration that is contingent upon achievement of a milestone in its entirety can be recognized as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. This standard provides the criteria to be met for a milestone to be considered substantive which includes that: a) performance consideration earned by achieving the milestone be commensurate with either performance to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from performance to achieve the milestone; b) relate to past performance; and (c) be reasonable relative to all deliverables and payment terms in the arrangement. We adopted these new accounting standards on October 1, 2010 on a prospective basis. Adoption of these new accounting standards did not have any impact on our financial position or results of operations.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Exchange Act as of December 31, 2010. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the SEC. These disclosure controls and procedures include, among other things, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, management is required to apply its judgment in evaluating the benefits of possible disclosure controls and procedures relative to their costs to implement and maintain.

Based on management’s evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our disclosure controls or procedures identified in connection with the evaluation of such controls or procedures that occurred during our last fiscal quarter, or in other factors that have materially affected, or are reasonably likely to materially affect, these disclosure controls or procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

The Demand alleged that payments Pharmasset had received under the Roche collaboration agreement were subject to the Emory License and that Pharmasset had not paid fees to Claimants based on such payments. In addition, the Demand alleged that Pharmasset had not complied with certain terms and conditions of the Emory License and that other Pharmasset product candidates were, or will be, covered by the Emory License. The Demand requested, among other things, specific performance of the Emory License, including the payment of license fees related to past payments received by Pharmasset. The Company’s response to the Demand was filed on August 14, 2009.

On December 6, 2010 a final arbitration award (the “Award”) was issued by a panel of AAA arbitrators. According to the Award, none of the payments the Company received under the Roche collaboration agreement were subject to the Emory License and, therefore, no license fees were owed to Emory based upon such payments.

Furthermore, according to the Award, none of the other Company product candidates that were subject to the Demand are covered by the Emory License.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors discussed in Part I, “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended September 30, 2010 (“Form 10-K”). You should carefully consider the risks described in our Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 30, 2007, we entered into the Venture Loan and Security Agreement with Horizon Technology Funding Company V, LLC (the “Lender”) that allowed us to borrow up to $30.0 million in $10.0 million increments (“Loan Agreement”). In conjunction with entering into the Loan Agreement and with executing three secured promissory notes in connection therewith, we granted warrants to the Lender to purchase 127,248 shares of our common stock at an exercise price of $12.05 per share. During the three months ended December 31, 2010, the Lender elected to exercise 63,625 warrants using the “net issuance method,” which resulted in the issuance by us of 45,848 shares of our common stock. The remaining warrants expire seven years from the date of grant (or upon a change of control as defined in the Loan Agreement) as follows: 22,130 expire on September 30, 2014, 30,428 expire on March 28, 2015, and 11,065 expire on December 12, 2015. We did not receive any consideration from the issuance of shares of common stock to the Lender upon net exercise of the warrants.

The warrants and the common stock underlying the warrants were granted to the Lender in reliance upon the exemption from registration requirements under Regulation D and Rule 506 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). In connection therewith, we relied, among other things, upon representations by the Lender regarding its intentions to acquire the securities for investment only and not with a view to distribute or sell in connection with any distribution. The warrants were affixed with appropriate restrictive legends at the time of grant. Certificates representing the 45,848 shares of common stock issued to the Lender upon net exercise of the warrants were issued without restrictive legends in accordance with the provisions of Rule 144 promulgated under the Securities Act.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1(1)	Separation Agreement and General Release, dated November 12, 2010, between Paul Lubetkin and Pharmasset, Inc.

31.1*	Rule 13a-14(a)/15d-14(a) Certification

31.2*	Rule 13a-14(a)/15d-14(a) Certification

32.1*	Section 1350 Certification

32.2*	Section 1350 Certification

* - Filed herewith.

(1) - Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on November 18, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARMASSET, INC.

Date: February 7, 2011	By:	/s/ Kurt Leutzinger
Kurt Leutzinger Chief Financial Officer (duly authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification