Form 10-Q
period 2011-03-31
Pharmasset Inc
filed 2011-05-09
CIK 1301081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of April 30, 2011 was 37,184,091.

PHARMASSET, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2011

The “Company,” “Pharmasset,” “we,” and “us” as used in this Form 10-Q refer to Pharmasset, Inc., a Delaware corporation. Pharmasset, our logo and Racivir are our trademarks. Other trademarks mentioned in this Form 10-Q are the property of their respective owners.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. The forward-looking statements are principally contained in the sections entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “potential,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. These forward-looking statements include, but are not limited to, statements about the following:

•

our product development efforts, primarily with respect to the preclinical studies, clinical trial results and regulatory approvals of PSI-7977, PSI-938, and mericitabine (or RG7128) for the treatment of hepatitis C virus (“HCV”);

•	the initiation, termination, completion, or success of preclinical studies and clinical trials for our product candidates;

•	clinical trial initiation and completion dates, anticipated regulatory filing dates, and regulatory approvals for our product candidates;

•	the commercialization of our product candidates;

•

our collaboration agreement with F. Hoffmann-LaRoche Ltd. and Hoffmann-La Roche Inc. (collectively, “Roche”), including potential milestone or royalty payments thereunder, and our clinical collaboration agreement with Bristol-Myers Squibb Company (“BMS”);

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

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PHARMASSET, INC.

CONDENSED BALANCE SHEETS

(in thousands, except par value, share and per share amounts)

	As of March 31, 2011	As of September 30, 2010
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$208,317	$127,081
Amounts due from collaboration partner	—	6
Prepaid expenses and other current assets	856	718

Total current assets	209,173	127,805

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
Equipment	4,704	4,060
Leasehold improvements	1,837	1,837

	6,541	5,897
Less accumulated depreciation and amortization	(4,465)	(4,184)

Total equipment and leasehold improvements, net	2,076	1,713
Restricted cash	100	100
Other assets	140	143

Total	$211,489	$129,761

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$6,081	$8,705
Accounts payable	4,163	5,037
Accrued expenses	5,775	5,863
Deferred rent	26	25
Deferred revenue	985	985

Total current liabilities	17,030	20,615

Deferred rent	100	93
Deferred revenue	1,478	1,971
Long-term debt, net of discount of $57 and $150 as of March 31, 2011 and September 30, 2010, respectively	816	2,934

Total liabilities	19,424	25,613

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 100,000,000 shares authorized, 37,172,095 and 34,043,898 shares issued and outstanding at March 31, 2011 and September 30, 2010, respectively	37	34
Warrants to purchase 38,727 shares of common stock for $12.05 per share at March 31, 2011, and 127,248 shares of common stock for $12.05 per share at September 30, 2010	380	1,230
Additional paid-in capital	468,475	336,351
Accumulated deficit	(276,827)	(233,467)

Total stockholders’ equity	192,065	104,148

Total	$211,489	$129,761

See notes to financial statements.

PHARMASSET, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Revenues	$247	$251	$493	$520

COSTS AND EXPENSES:
Research and development	16,995	12,028	35,763	21,225
General and administrative	3,773	3,647	8,849	7,887

Total costs and expenses	20,768	15,675	44,612	29,112

Operating loss	(20,521)	(15,424)	(44,119)	(28,592)

Investment income	1	1	4	5
Other income	—	—	489	—
Interest expense	(310)	(638)	(707)	(1,344)

Loss before income taxes	(20,830)	(16,061)	(44,333)	(29,931)
Provision (benefit) for income taxes	(973)	—	(973)	—

Net loss	$(19,857)	$(16,061)	$(43,360)	$(29,931)

Net loss per share: basic and diluted	$(0.55)	$(0.54)	$(1.23)	$(1.04)

Weighted average shares outstanding: basic and diluted	36,293,898	29,522,630	35,188,377	28,898,334

See notes to financial statements.

PHARMASSET, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(43,360)	$(29,931)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	281	501
Non-cash stock compensation	3,741	3,044
Non-cash interest expense	113	223
Changes in operating assets and liabilities:
Amounts due from collaboration partner, prepaid expenses and other assets	(149)	1,226
Accounts payable	(874)	1,678
Accrued expenses	(87)	(3,535)
Deferred rent	7	(62)
Deferred revenue	(493)	(493)

Net cash used in operating activities	(40,821)	(27,349)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(644)	(25)

Net cash used in investing activities	(644)	(25)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	4,155	1,014
Principal payments on long-term debt	(4,835)	(3,737)
Proceeds from issuance of common stock, net of issuance costs of $6,182 and $1,595 during 2011 and 2010, respectively	123,381	32,725

Net cash provided by financing activities	122,701	30,002

Net increase in cash and cash equivalents	81,236	2,628
Cash and cash equivalents - Beginning of period	127,081	58,408

Cash and cash equivalents - End of period	$208,317	$61,036

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$594	$1,121

Noncash transactions:
Value of warrants exercised by converting warrants into shares of common stock (“net issuance method”)	$850	$—

See notes to financial statements.

Pharmasset, Inc.

Notes to Financial Statements (Unaudited)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business - Pharmasset, Inc. is a clinical-stage pharmaceutical company committed to discovering, developing, and commercializing novel drugs to treat viral infections. The Company’s primary focus is on the development of nucleoside/tide analogs as oral therapeutics for the treatment of chronic hepatitis C virus (“HCV”) infection. Nucleoside/tide analogs are a class of compounds which act as alternative substrates for the viral polymerase, thus inhibiting viral replication. The Company currently has three clinical-stage product candidates, two of which it is developing itself and one of which it is developing with a strategic partner. The Company is also advancing certain preclinical candidates in preparation for clinical development. Pharmasset, Inc.’s three clinical stage product candidates are:

•

PSI-7977, an HCV uracil nucleotide analog polymerase inhibitor that is in a 12-week Phase 2b dose-finding study (“PROTON”) in combination with Pegasys® (pegylated interferon) plus Copegus® (ribavirin), the standard of care for treating HCV (“SOC”) in subjects with HCV genotypes 1, 2 or 3. In addition, PSI-7977 is in an exploratory Phase 2 study (“ELECTRON”) in combination with ribavirin, administered without and with varying durations of pegylated interferon, in subjects with HCV genotypes 2 or 3. We also initiated “ATOMIC”, a 12/24 week Phase 2b study of PSI-7977 in combination with SOC in subjects with HCV genotypes 1, 4, 5 or 6 during March 2011;

•	PSI-938, an HCV guanine nucleotide analog polymerase inhibitor that recently reported results from “NUCLEAR”, Part 2 of a Phase 1 study with PSI-7977 in subjects with HCV genotype 1; and

•

Mericitabine (or RG7128), an HCV cytosine nucleoside polymerase inhibitor the Company is developing through a strategic collaboration with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (collectively, “Roche”). Mericitabine is in two phase 2b studies, “PROPEL” and “JUMP-C”, in combination with SOC in subjects with HCV genotypes 1 or 4. Mericitabine is also in the “INFORM-SVR” study in combination with ritonavir-boosted danoprevir with and without Copegus® (ribavirin). The INFORM-SVR study is part of a series of studies designed to investigate the combination of two oral, direct acting antivirals (“DAAs”) in the absence of pegylated interferon. All of the studies involving mericitabine are being conducted by Roche.

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

As of March 31, 2011 and September 30, 2010, the Company did not have any Level 2 or 3 financial assets and the Company’s Level 1 financial assets were as follows:

	Level 1
	March 31, 2011	September 30, 2010
	(in thousands)
Money Market Funds	$208,317	$127,081
Certificate of Deposit	100	100

Total	$208,417	$127,181

The Certificate of Deposit included above as of March 31, 2011 and September 30, 2010 is for a letter of credit in place to support a performance bond required to ensure payment of import duties on supplies used in the Company’s development programs, and is classified as Restricted Cash on the balance sheet as of March 31, 2011 and September 30, 2010.

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

During the three and six months ended March 31, 2011 and 2010, the Company derived all of its revenues from one customer (See Note 4).

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

Research and Development Expenses - Research and development expenses consist primarily of costs of clinical trials (including active pharmaceutical ingredients, or “API”), salaries and related personnel expenses, fees paid to external service providers, costs of preclinical studies, laboratory supplies, costs for facilities and equipment, and the costs of intangibles that are purchased from others for use in research and development activities, such as in-licensed product candidates, that have no alternative future uses. Research and development expenses are included in operating expenses when incurred. Reimbursements received from the Company’s collaborator(s) for third-party research and development expenses incurred by the Company on their behalf are recorded as a contra-expense.

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

As a result of adopting this comprehensive model, there were no changes to the Company’s deferred tax assets as of October 1, 2007. The total amount of unrecognized tax benefits at October 1, 2007 was $0.1 million, all of which would favorably impact the Company’s effective tax rate if recognized. Since the unrecognized tax benefit has not been utilized on the Company’s tax returns, there is no liability recorded on the balance sheets. The Company does not have any interest or penalties accrued related to tax positions at adoption. In the event the Company determines that accrual of interest or penalties are necessary in the future, the amount will be presented as a component of income taxes.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
	(In thousands, except per share amounts)
Numerator:
Net loss	$(19,857)	$(16,061)	$(43,360)	$(29,931)

Denominator:
Weighted average common shares outstanding used in calculation of basic net loss per share	36,294	29,523	35,188	28,898
Effect of dilutive securities:
Common stock options	—	—	—	—
Common stock warrants	—	—	—	—

Weighted average common shares outstanding	36,294	29,523	35,188	28,898

Net loss per share: basic and diluted	$(0.55)	$(0.54)	$(1.23)	$(1.04)

The following table summarizes the securities outstanding at the end of each period with the potential to become common stock that have been excluded from the computation of diluted net income (loss) per share, as their effect would have been anti-dilutive.

	As of March 31,
	2011	2010
	(In thousands)
Options to purchase common stock	3,022	2,923
Common stock warrants	39	127

Total	3,061	3,050

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

3. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	As of March 31, 2011	As of September 30, 2010
	(In thousands)
Accrued clinical trial expenses	$2,567	$1,771
Accrued compensation	1,202	1,801
Accrued legal fees	1,055	1,770
Other accrued expenses	951	521

	$5,775	$5,863

4. CONTRACT REVENUE AGREEMENTS

The following is a reconciliation between cash payments received and receivable under contract revenue agreements and contract revenues reported:

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Cash received/receivable	$—	$4	$—	$27
Deferred	—	—	—	—
Amortization	247	247	493	493

Revenues	$247	$251	$493	$520

The Company recorded revenues from the collaboration agreement with Roche, comprising 100% of total revenues during the three and six months ended March 31, 2011 and 2010. Revenues during each period primarily reflect amortization of up-front and subsequent collaborative and license payments received from Roche previously recorded as deferred revenue.

Roche - In October 2004, the Company entered into a collaboration and license agreement with Roche to develop PSI-6130 and PSI-6130 prodrugs (including mericitabine) for treating chronic HCV infection, and to discover chemically related nucleoside analog polymerase inhibitors pursuant to a research collaboration. The research collaboration ended in December 2006. The Company granted Roche worldwide rights, excluding Latin America and Korea, to PSI-6130 and its prodrugs (including mericitabine). Roche paid the Company an up-front payment of $8.0 million in 2004 and agreed to pay future research and development costs. The up-front payment has been recorded as deferred revenue and is being amortized over the estimated development period. The portion of the above payments recorded as deferred revenue on the Company’s balance sheets as of March 31, 2011 and September 30, 2010 was approximately $2.5 million and $3.0 million, respectively. Roche is also required to make certain future payments to the Company upon the achievement of predefined mericitabine development and marketing milestones in Roche’s territories. In addition, the Company will receive royalties paid as a percentage of total annual net product sales, if any, in Roche’s territories, and the Company will be entitled to receive one time performance payments should net sales from the product exceed specified thresholds.

The Company retained certain co-promotion rights in the United States. The Company will be required to pay Roche royalties on net product sales, if any, in the territories the Company has retained. Prior to the transfer of the IND for mericitabine to Roche, which occurred during December 2008, Roche funded and the Company was responsible for preclinical work, the IND submission, and the initial clinical trial, while Roche managed other preclinical studies and clinical development. Roche reimbursed the Company approximately $24 thousand during the three months ended March 31, 2010 under this agreement, and $38 thousand during the six months ended March 31, 2010. Roche will continue to fund all of the expenses of, and be responsible for, other preclinical studies and future clinical development of mericitabine in the territories licensed to Roche. Roche and the Company will continue to jointly oversee all development and marketing activities of mericitabine in the territories licensed to Roche.

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

Prepayment of the loans made pursuant to the Loan Agreement is subject to penalty and substantially all of the Company’s tangible and intangible assets (except for intellectual property) are pledged as collateral for the Loan Agreement. Future total principal repayments of the three Notes amount to $3.9 million in fiscal 2011, $3.0 million in fiscal 2012, and $0.1 million in fiscal 2013. There are no additional borrowings available under the Loan Agreement.

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

7. STOCK COMPENSATION

The Company’s 1998 Stock Plan (“1998 Plan”), as amended, was originally adopted by its board of directors during 1998 and subsequently amended in 2000, 2004 and 2006. A maximum of 3,517,015 shares of the Company’s common stock were authorized for issuance under the 1998 Plan. Upon the closing of the IPO, which occurred on May 2, 2007, the Company adopted the 2007 Equity Incentive Plan (“2007 Plan”). Upon the adoption of the 2007 Plan, no additional awards were issued under the 1998 Plan and the shares remaining for future grant under the 1998 Plan were transferred to the 2007 Plan. The purpose of the 2007 Plan is to provide an incentive to officers, directors, employees, independent contractors, and to other persons who provide significant services to the Company. On September 23, 2009, the Company’s stockholders approved amendments to the “Revised 2007 Plan” to remove a provision that allowed for repricing stock options without stockholder approval, added certain minimum vesting periods for nonperformance based grants, and increased the number of shares authorized under the Revised 2007 Plan by 1,000,000 shares. On March 23, 2011, the Company’s stockholders approved additional amendments to the Revised 2007 Plan to implement fungible share counting, to clarify repricing provisons, and to increase the number of shares authorized under the 2007 Plan by 2,000,000 shares. As of March 31, 2011, 2,218,491 shares of the Company’s common stock were reserved for future grants of stock options, stock appreciation rights, restricted stock, deferred stock, restricted stock units, performance shares, phantom stock, and similar types of stock awards as well as cash awards. Options granted under the Revised 2007 Plan may be either “incentive stock options,” as defined under Section 422 of the Internal Revenue Code or nonstatutory stock options. Options granted under the Revised 2007 Plan shall be at per share exercise prices equal to the fair value of the shares on the dates of grant. The Revised 2007 Plan will terminate in fiscal 2017 unless it is extended or terminated earlier pursuant to its terms.

Stock Options - The assumptions used and weighted-average information for employee and director grants for the three months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Risk free interest rate	2.50%	2.91%	1.68%	2.91%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected lives (years)	6.11	6.11	6.01	6.00
Expected volatility	63.09%	63.66%	62.22%	64.25%
Weighted-average fair value of options granted	$32.42	$17.56	$18.89	$13.15

Generally, stock options granted under these plans have a contractual life of ten years and vest pro rata over three or four year terms. A summary of the Company’s stock option activity during the three months ended March 31, 2011 and December 31, 2010 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding - September 30, 2010	2,796,289	$12.66
Granted (unaudited)	540,287	$32.46
Exercised (unaudited)	(130,633)	$15.39
Forfeited (unaudited)	(38,751)	$20.46

Outstanding - December 31, 2010 (unaudited)	3,167,192	$15.83
Granted (unaudited)	12,250	$54.30
Exercised (unaudited)	(127,434)	$16.83
Forfeited (unaudited)	(29,914)	$26.46

Outstanding - March 31, 2011 (unaudited)	3,022,094	$15.80

Exercisable - September 30, 2010	1,788,794	$9.23

Exercisable - December 31, 2010 (unaudited)	1,923,047	$10.25

Exercisable - March 31, 2011 (unaudited)	1,910,393	$10.20

The range of exercise prices of stock options outstanding at March 31, 2011 was $3.00 to $61.06. The weighted average remaining contractual life of stock options outstanding at March 31, 2011 was 6.87 years. The total intrinsic value of options exercised during the six months ended March 31, 2011 was $8,486,163. The Company recognized compensation expense of $1,513,100 and $1,174,009 during the three months ended March 31, 2011 and 2010, and $3,649,969 and $2,899,282 during the six months ended March 31, 2011 and 2010, respectively, related to stock options issued to non-employees and employees. As of March 31, 2011 and September 30, 2010, $13,095,977 and $8,048,915 respectively, of deferred stock-based compensation expense related to non-employee and employee stock options remained unamortized. The unamortized amount of $13,095,977 as of March 31, 2011 has a weighted-average period of approximately 1.53 years to be recognized.

Outstanding as of March 31, 2011				Exercisable as of March 31, 2011
Number of Options	Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
912,123	3.00 - 4.49	4.40	$3.41	912,123	$3.41
6,500	4.50 - 5.99	6.00	$5.58	6,198	$5.58
6,668	6.00 - 7.49	1.54	$6.75	6,668	$6.75
86,666	7.50 - 10.49	6.11	$8.88	85,416	$8.89
526,018	10.50 -15.00	6.57	$13.64	404,605	$13.63
950,669	15.01 - 29.99	8.03	$20.14	470,320	$19.59
533,450	30.00 - 61.06	9.54	$32.75	25,063	$32.33

As of March 31, 2011, after considering estimated forfeitures, there were 2,912,866 options outstanding that were either vested or expected to vest in the future, of which 1,910,393 options were currently exercisable, with weighted average exercise prices of $15.45 and $10.20 per share, aggregate intrinsic values of $184,282,251 and $130,878,807 and weighted average remaining contractual terms of 6.81 and 5.84 years, respectively.

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

A summary of the Company’s restricted stock activity during the three months ended March 31, 2011 and December 31, 2010 is as follows:

Number of Shares
Outstanding - September 30, 2010	66,666
Granted	—
Forfeited	—

Outstanding - December 31, 2010	66,666
Granted	10,000
Forfeited	(1,000)

Outstanding - March 31, 2011	75,666

As of March 31, 2011, holders were vested in 60,666 of the 75,666 restricted shares outstanding, leaving a total of 15,000 restricted shares unvested as of quarter end. The weighted average fair value of the shares granted in fiscal 2011 was $66.24 per share.

The Company recognized compensation expense of $91 thousand and $150 thousand during the six months ended March 31, 2011 and 2010, respectively, related to restricted stock issued to its non-employee directors and to the consultant. Unrecognized compensation expense for the restricted shares granted to the non-employee directors was $0.8 million at March 31, 2011. This amount will be recognized over the remaining vesting period of the restricted shares.

8. STOCKHOLDERS’ EQUITY AND WARRANTS

Common Stock - As of March 31, 2011, the Company had 100,000,000 shares of common stock authorized with a par value of $0.001 per share and the Company had reserved 3,022,094 shares of common stock for issuance upon the exercise of outstanding common stock options. Also, 2,218,491 shares of the Company’s common stock were reserved for future grants of stock options (or other similar equity instruments) under the Company’s Revised 2007 Plan as of March 31, 2011. In addition, 38,727 shares of the Company’s common stock were reserved for future exercise of outstanding warrants as of March 31, 2011.

On January 26, 2011, the Company completed an underwritten public offering of 2,795,000 shares of the Company’s common stock, which includes the underwriter’s exercise in full of its over-allotment option of 495,000 shares and excludes 1,000,000 shares that were sold by selling stockholders, for a price to the public of $46.33 per share. The underwriter purchased the shares from the Company at a price of $44.25, pursuant to the underwriting agreement. The Company’s net proceeds from the sale of the shares, after deducting the underwriter’s discount and offering expenses, were $123.4 million.

Warrants - In conjunction with entering into a Loan Agreement and with executing three secured promissory notes (See Note 6), the Company granted warrants to the lender to purchase 127,248 shares of the Company’s common stock at an exercise price of $12.05 per share. During the three months ended March 31, 2011, the lender elected to exercise 24,896 warrants using the net issuance method, which resulted in the issuance of 20,282 shares of common stock by the Company. During the three months ended December 31, 2010, the lender elected to exercise

63,625 warrants using the net issuance method, which resulted in the issuance of 45,848 shares of common stock by the Company. The remaining warrants expire seven years from the date of grant (or upon a change of control as defined in the Loan Agreement) as follows: 22,130 expire on September 30, 2014 and 16,597 expire on March 28, 2015.

9. INCOME TAXES

The provision (benefit) for income taxes was ($973 thousand) and $0 during the three months ended March 31, 2011 and 2010, respectively and ($973 thousand) and $0 for the six months ended March 31, 2011 and 2010, respectively. The Company’s effective tax rate was (4.7%) and 0% for the three months ended March 31, 2011 and 2010, respectively and (2.2%) and 0% for the six months ended March 31, 2011 and 2010, respectively. The benefit for income taxes recorded and the effective tax rate for the three and six months ended March 31, 2011 solely reflect the reversal of a valuation allowance previously recorded against the Company’s New Jersey State net operating losses (“NOL”) that resulted from the Company’s sale of $12.3 million of its New Jersey State NOLs under the State of New Jersey’s Technology Business Tax Certificate Transfer Program (the “Program”) for cash of $973 thousand, net of commissions. The Program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of NOLs and defined research and development tax credits for cash. The remaining net deferred tax asset as of March 31, 2011 remains fully offset by a valuation allowance due to the Company’s history of losses.

As of September 30, 2010, the Company had United States federal NOL carryforwards of approximately $219.5 million available to offset future taxable income, if any. Of the federal NOLs, $14.1 million was generated from windfall tax benefit stock option deductions. The tax benefit of this portion of the NOL will be accounted for directly to equity as additional paid in capital as the stock option related losses are utilized. As of September 30, 2010, the Company also had research and development tax credits of $0.1 million available to offset future tax liabilities. The loss carryovers and the research and development tax credits expire over a period of 2020 to 2030.

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

As of March 31, 2011, minimum future payments under non-cancellable operating leases are as follows:

March 31, 2011
(In thousands)
Fiscal 2011	451
Fiscal 2012	918
Fiscal 2013	920
Fiscal 2014	922
Fiscal 2015	626
Thereafter	22

Total minimum payments required	$3,859

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

Overview

We are a clinical-stage pharmaceutical company committed to discovering, developing, and commercializing novel drugs to treat viral infections. Our primary focus is on the development of nucleoside/tide analogs as oral therapeutics for the treatment of chronic hepatitis C virus (“HCV”) infection. Nucleoside/tide analogs are a class of compounds which act as alternative substrates for the viral polymerase, thus inhibiting viral replication. We currently have three clinical-stage product candidates, two of which we are developing ourselves and one of which we are developing with a strategic partner. We are also advancing certain preclinical candidates in preparation for clinical development. Our three clinical stage product candidates are:

•

PSI-7977, an HCV uracil nucleotide analog polymerase inhibitor that is in a 12-week Phase 2b dose-finding study (“PROTON”) in combination with Pegasys® (pegylated interferon) plus Copegus® (ribavirin), the current standard of care for treating HCV (“SOC”) in subjects with HCV genotypes 1, 2 or 3. In addition, PSI-7977 is in an exploratory Phase 2 study (“ELECTRON”) in combination with ribavirin, administered without and with varying durations of pegylated interferon, in subjects with HCV genotypes 2 or 3. We also initiated “ATOMIC”, a 12/24-week Phase 2b study of PSI-7977 in combination with SOC in subjects with HCV genotypes 1, 4, 5 and 6 during March 2011;

•

PSI-938, an HCV guanine nucleotide analog polymerase inhibitor that recently reported results from “NUCLEAR”, Part 2 of a Phase 1 study with PSI-7977 in subjects with HCV genotype 1. We plan to initiate “QUANTUM”, a Phase 2 study of PSI-938 in combination with PSI-7977 during the third calendar quarter of 2011; and

•

Mericitabine (or RG7128), an HCV cytosine nucleoside polymerase inhibitor we are developing through a strategic collaboration with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (collectively, “Roche”). Mericitabine is being evaluated in two Phase 2b studies, “PROPEL” and “JUMP-C,” in combination with SOC in subjects with HCV genotypes 1 or 4. Mericitabine is also being studied in the “INFORM-SVR” study in combination with ritonavir-boosted danoprevir with and without Copegus® (ribavirin). The INFORM-SVR study is part of a series of studies designed to investigate the combination of two oral, direct acting antivirals (“DAAs”) in the absence of pegylated interferon. All of the studies involving mericitabine are being conducted by Roche.

In addition, we have been progressing PSI-661, an HCV guanine nucleotide analog polymerase inhibitor, through IND-supporting preclinical studies. As previously disclosed, our plan was to select either PSI-938 or PSI-661 for later-stage clinical development, since both compounds deliver the same active triphosphate. Based on the early antiviral potency, lack of identifiable safety signals, and lack of clinically relevant interaction with PSI-7977, in addition to the successful completion of 6 month toxicology studies, we have decided to advance PSI-938 into a Phase 2b “QUANTUM” study and not begin clinical development of PSI-661 at this time.

We are continuing to research nucleoside/tide analogs (both pyrimidines and purines) with the intention of identifying additional product candidates that can potentially be used in combination with our nucleoside/tides, mericitabine and PSI-7977, in combination with other classes of DAAs, or with pegylated interferon and / or ribavirin for the treatment of HCV. We have identified proprietary nucleotide prodrugs that are referred to as phosphate prodrugs because they have the ability to deliver the biologically available monophosphate forms of the compounds into infected liver cells, thus bypassing a rate-limiting step in the metabolic pathway to the active triphosphate form of the drug. The goal of these efforts is to identify compounds with improved potency, safety, convenience, oral bioavailability, and increased intrahepatic nucleotide triphosphate levels. Certain of these compounds have demonstrated exceptional in vitro anti-HCV activity, with up to 100 times greater potency than PSI-6130 (of which mericitabine is a prodrug). Early studies in animals indicate that several of these compounds can achieve concentrations of the active triphosphate form in the liver up to 1000 times higher than PSI-6130 at equivalent doses.

We are developing PSI-7977 and PSI-938 ourselves. We have a strategic collaboration with Roche for the development of PSI-6130 and its prodrugs, including mericitabine. Under the collaboration, Roche pays all development costs associated with mericitabine and provides us with potential income from milestone payments that can be used to fund the advancement of our proprietary product candidates.

Our Product Candidates

Our research and development programs are primarily focused on discovering and developing drugs that treat HCV. Our product candidates are nucleoside/tide analogs that we believe have potential competitive advantages with respect to safety, efficacy across all genotypes, drug resistance, and/or convenience of dosing as compared to currently approved drugs and other known investigational agents. The following table summarizes the three product candidates on which we are focusing:

Product Candidate	Status	Next Expected Milestone(s)	Commercialization Partner

PSI-7977	• In a 12-week Phase 2b dose-finding study “PROTON” in combination with SOC in subjects with HCV genotypes 1, 2, or 3. • In a Phase 2 exploratory “ELECTRON” study in combination with ribavirin, administered without and with varying durations of pegylated interferon, in subjects with HCV genotypes 2 or 3. • In a 12/24 week Phase 2b “ATOMIC” study in combination with SOC in subjects with HCV genotypes 1, 4, 5 or 6.

•    Complete enrollment of approximately 40 subjects in the Phase 2 exploratory “ELECTRON” study during the second calendar quarter of 2011.

•    Initiate proof of concept study of PSI-7977 in combination with BMS-790052 during the second calendar quarter of 2011[1].

•    Report SVR24 results from the ongoing genotype 2/3 arm of the Phase 2b “PROTON” study during the second calendar half of 2011.

•    Report SVR12 results from the genotype 1 arms of the Phase 2b “PROTON” study during the second calendar half of 2011.

•    Report data from the Phase 2 exploratory study “ELECTRON” during the second calendar half of 2011.

—

PSI-938	• Recently reported results from NUCLEAR, Part 2 of a Phase 1 study with PSI-7977 in subjects with HCV genotype 1. • Planning for the Phase 2b “QUANTUM” study in combination with PSI-7977 in subjects with multiple HCV genotypes.	• Initiate the Phase 2b “QUANTUM” study during the third calendar quarter of 2011.	—

mericitabine (or RG7128)

•    Completing the Phase 2b “PROPEL” and “JUMP C” studies in subjects with HCV genotypes 1 or 4.

•    In the INFORM-SVR study in subjects with HCV genotype 1.

•    All of the studies involving mericitabine are being conducted by Roche.

•    Initiate a Phase 2b study to be conducted by Roche in subjects with HCV genotypes 2 or 3 during the first half of calendar year 2011.

•    Roche expects to report final data from the Phase 2b “PROPEL” and “JUMP-C” studies in calendar year 2011.

•    Roche also expects to initiate a Phase 3 program in 2011 and submit a marketing application in 2013.

Roche

1	During January 2011, we entered into a clinical collaboration agreement with Bristol-Myers-Squibb Company (“BMS”) to evaluate the utility of PSI-7977 in combination with BMS-790052, BMS’s NS5a replication complex inhibitor, for the treatment of HCV. BMS is responsible for all costs of the study, except for the cost of PSI-7977, which will be supplied by Pharmasset. Neither party has licensed any commercial rights to the other party.

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

Limitations of Current HCV Infection Therapy

The current standard of care for treating HCV is a combination of pegylated interferon plus ribavirin. Pegylated interferon is a modified version of alpha interferon, a protein that occurs naturally in the human body and boosts the immune system’s ability to fight viral infections. Roche, our collaboration partner in the development of mericitabine, is the market leader in sales of pegylated interferon and branded ribavirin under the brand names Pegasys® and Copegus®, respectively.

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

Nucleoside/tide Analogs and Other Direct Acting Antivirals for HCV

HCV has several viral specific enzymes that are essential for its replication, thus providing multiple opportunities for therapeutic intervention. Many drug developers have focused on three of the HCV enzymes: protease (“NS3”), polymerase (“NS5b”), and more recently, another protein, “NS5a.” The goal of HCV drug development is to discover and develop molecules that have a high affinity for binding to these enzymes thereby inhibiting enzymatic activity and, in turn, inhibiting viral replication. These compound classes are often referred to as protease inhibitors and polymerase inhibitors. There are two types of polymerase inhibitors, each with a different mechanism of action. Nucleoside/tide analog polymerase inhibitors work by acting as alternative substrates that block the synthesis of HCV RNA, which is essential for the virus to replicate. The other type of polymerase inhibitor, non-nucleoside polymerase inhibitors, binds directly to the polymerase enzyme, causing a change in its shape. This conformational change inhibits its enzymatic activity.

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

Experiments in vitro conducted by us and others show that nucleoside/tide analogs have conserved antiviral activity across all HCV genotypes. This characteristic of the nucleoside/tide analog class relates to its unique mechanism of action. Recent clinical studies of mericitabine, as more fully described below, show comparable anti-HCV activity across HCV genotypes 1, 2, and 3. Other classes of anti-HCV drugs (i.e., protease inhibitors and non-nucleoside polymerase inhibitors) have not yet shown comparable activity across a broad spectrum of HCV genotypes.

In clinical monotherapy studies with three separate nucleoside/tide analogs (including mericitabine) over 14 days, viral breakthrough while on therapy did not occur. In studies of non-nucleoside polymerase and protease inhibitors, viral breakthrough was seen as early as three to four days into the 14-day treatment period. The relative rapidity of the breakthrough with these classes of drugs suggests that the patients may have harbored HCV strains that were not susceptible to at least one component of the therapeutic regimen. With longer exposure to any DAA, drug resistant virus may be selected over time. The rapidity and frequency with which this occurs may have significant consequences for patients, including not obtaining an SVR.

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

We and other developers of HCV DAAs are also currently investigating combination treatments with two or more DAAs in the absence of interferon. These DAA combinations may include a nucleoside/tide with a protease inhibitor, such as mericitabine with Roche’s ritonavir-boosted danoprevir, which are currently in the INFORM studies being conducted by Roche. Or they may include one nucleoside/tide combined with a second complementary nucleoside/tide, such as PSI-938 and PSI-7977. We believe the use of two DAAs would improve tolerability and may lead to a shorter duration of treatment. Due to the unique attributes of nucleoside/tides, including their ability to have complementary resistance profiles and to show comparable activity across a broad spectrum of HCV genotypes, we believe that dual nucleoside/tides combinations could possess advantages over other DAA combinations that do not contain a nucleoside/tide.

Pyrimidine Nucleoside/tide Product Candidates

PSI-7977 Development

PSI-7977 is an isomer of PSI-7851, a prodrug of a uracil nucleotide analog polymerase inhibitor we are developing for the treatment of chronic HCV infection. PSI-7851 demonstrated potent in vitro anti-HCV activity with EC90 values of 0.44 +/- 0.21 µM, between 14 and 17-fold more potent than the active metabolite of our cytosine nucleoside polymerase inhibitor, PSI-6130. The in vitro half-life of the triphosphate (the biologically active form of the molecule) in primary human hepatocytes is approximately 38 hours, which supports the exploration of once-daily dosing in early studies. Like mericitabine, PSI-7851 has demonstrated in vitro activity against HCV genotypes 1, 2, 3, and 4.

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

In June 2009, we initiated a Phase 1 multiple ascending dose (“MAD”) study in HCV-infected subjects. Forty subjects were enrolled at two U.S. centers and randomized to PSI-7851 (8 per cohort) or placebo (2 per cohort). The primary objective of this study was to assess the safety, tolerability, and pharmacokinetics of PSI-7851 after once-daily dosing for three days. The secondary objective of this study was to assess antiviral activity by measuring the change in circulating HCV RNA levels. Four dose cohorts of PSI-7851 (50mg QD, 100mg QD, 200mg QD, and 400mg QD) were evaluated. Results from this study indicated:

•	PSI-7851 was generally safe and well tolerated across all cohorts with no discontinuations, no serious adverse events, and no dose-related trends in adverse events or laboratory abnormalities.

•	PSI-7851 demonstrated potent antiviral activity with a mean HCV RNA change from baseline of -0.49 log10 IU/mL in subjects receiving 50mg QD and -0.61 log10 IU/mL in subjects receiving 100mg QD.

•

PSI-7851 200mg QD administered for 3 days resulted in a mean change from baseline HCV RNA of -1.01 log10 IU/mL, with 6 of 8 subjects achieving greater than a 1.0 log10 IU/mL decline from baseline. This antiviral effect met our threshold of approximately 1.0 log10 IU/mL decline over three days.

•	PSI-7851 400mg QD administered for 3 days resulted in a mean change from baseline HCV RNA of -1.95 log10 IU/mL, with 6 of 8 subjects achieving greater than a 1.5 log10 IU/mL decline from baseline.

Selection of PSI-7977. PSI-7851 is a mixture of two molecules of identical chemical composition, PSI-7976 and PSI-7977, which differ only in the stereo-orientation of one of the atoms on the prodrug. Once inside a liver cell, both molecules are rapidly converted to the same active triphosphate. PSI-7977 demonstrated potent in vitro anti-HCV activity with EC90 values of 0.42 +/- 0.23 µM, between 14 and 17-fold more potent than the active metabolite of our cytidine nucleoside polymerase inhibitor, PSI-6130. The in vitro half-life of the triphosphate in primary human hepatocytes is approximately 38 hours, which supported the exploration of once-daily dosing in early studies. Like mericitabine, PSI-7977 has demonstrated in vitro activity against HCV genotypes 1, 2, 3, and 4. Given the regulatory and clinical desire for development of a single isomer, PSI-7977 was selected for further clinical development based on slightly better in vitro potency and better physicochemical properties. The PSI-7977 tablets were compared with PSI-7851 capsules in a Phase 1 relative bioavailability study in healthy subjects. In August 2010, we were informed by the FDA that PSI-7977 received fast track designation. Following are results from the Phase 2a study of PSI-7977, along with the design of a Phase 2b study we initiated in August 2010.

Phase 2a Study. During January 2010, we initiated a 28-day Phase 2a study of PSI-7977 and enrolled 63 subjects with genotype 1 chronic HCV infection who had not been treated previously. The primary goal of the study was to determine the safety and tolerability of PSI-7977 in combination with SOC. The primary efficacy endpoint of the trial was the proportion of subjects who achieved HCV RNA below the limit of detection (15IU/mL), or an RVR. Subjects will continue to be followed through an SVR endpoint. Subjects were randomized to receive one of four treatments:

•	PSI-7977 100mg QD in combination with SOC for 28 days, followed by 44 weeks of SOC alone (n=16)

•	PSI-7977 200mg QD in combination with SOC for 28 days, followed by 44 weeks of SOC alone (n=18)

•	PSI-7977 400mg QD in combination with SOC for 28 days, followed by 44 weeks of SOC alone (n=15)

•	A control arm with placebo in combination with SOC for 48 weeks (n=14)

The baseline HCV RNA for subjects enrolled in the study ranged from 6.3 to 6.6 log10 IU/mL across the cohorts. Results from this study are summarized in the following table:

Study Arm	Mean decrease in HCV RNA (log10 IU/mL) at Day 28	Percentage of Subjects with HCV RNA below LLOD[1] (<15 IU/mL) at Day 28
100mg PSI-7977 QD + SOC	-5.32	88%(14/16)
200mg PSI-7977 QD + SOC	-5.06	94%(17/18)
400mg PSI-7977 QD + SOC	-5.33	93%(14/15)
Placebo + SOC	-2.80	21%(3/14)

1 – LLOD means lower limit of detection by Roche Taqman Assay

PSI-7977 treatment in combination with SOC for 28 days was generally safe and well tolerated with no dose discontinuations due to adverse events and no dose-related laboratory parameter changes.

Phase 2b Dose-Finding Study (“PROTON”). In August 2010, we began dosing of PSI-7977 in combination with SOC in a 12-week Phase 2b study “PROTON”. This study is evaluating PSI-7977 200mg QD and 400mg QD in combination with SOC in 121 treatment-naïve subjects with HCV genotype 1. The primary goal of the study is to assess the safety and tolerability of PSI-7977 in combination with SOC for 12 weeks. The primary efficacy endpoint of the study is the proportion of subjects who achieve an SVR12 and SVR24, defined as HCV RNA below the limit of detection (<15 IU/ml) 12 and 24 weeks, respectively, after the discontinuation of therapy. Subjects receiving PSI-7977 in combination with SOC for 12 weeks will discontinue treatment at week 24 if their HCV RNA is below the level of detection at week 4 through week 12; otherwise, subjects are expected to continue on SOC through week 48. Subjects were randomized into one of three arms as follows:

•	PSI-7977 200mg QD in combination with SOC for 12 weeks, followed by 12 or 36 weeks of SOC (n=48),

•	PSI-7977 400mg QD in combination with SOC for 12 weeks, followed by 12 or 36 weeks of SOC (n=47), and

•	A control arm with placebo in combination with SOC for 48 weeks (n=26).

Interim results from the first 12 weeks of treatment for the above three arms of the study included the following:

•

PSI-7977 200mg and 400mg in combination with SOC demonstrated potent on-treatment antiviral activity as a combined 93 of 95 subjects, or 98%, achieved an RVR and 91 of 95 subjects, or 96%, had HCV RNA levels below the limit of detection at week 12;

•	On-treatment viral kinetics were consistent across all 95 subjects with responses independent of IL28B genotype and other predictors of poor response to interferon;

•	No discontinuations due to PSI-7977 were reported and no viral breakthrough was observed in any subject on PSI-7977 in combination with SOC through week 12;

•

90 of 95 randomized (and 90 of 91 evaluable at week 12) subjects had HCV RNA levels below the limit of detection at week 4 through week 12 and are therefore eligible to discontinue treatment at week 24.

We expect to report SVR12 results from the above arms of the study during the second half of calendar year 2011.

In a fourth, open label arm of the study, we enrolled 25 treatment-naïve subjects with HCV genotypes 2 or 3. Twenty-four subjects received 12 weeks of PSI-7977 400mg QD in combination with SOC with no SOC follow-up. One subject was lost to follow-up after the first visit. Preliminary results from this open label arm indicated:

•	All 24 subjects had HCV RNA levels below the limit of detection 12 weeks after the discontinuation of all therapy (“SVR12”);

•	All 24 subjects achieved an RVR and remained below the limit of detection through the 12 week treatment period;

•	On-treatment viral kinetics were consistent across all 24 subjects with responses independent of IL28B genotype and other predictors of poor response to interferon;

•	There was no post-therapy relapse through 12 weeks and no virologic breakthrough during therapy;

•	There were no serious adverse events and no discontinuations due to adverse events; and

•	There were no clinically significant, treatment emergent trends in any clinical laboratory parameters.

Subjects in the open label arm will continue to be monitored to assess SVR 24 weeks after the discontinuation of all therapy. We expect to report SVR24 results from the HCV genotype 2 or 3 arm of this study during the second calendar half of 2011.

Phase 2 Exploratory Study (“ELECTRON”). In December 2010, we began dosing of PSI-7977 400mg QD in combination with ribavirin, administered with and without pegylated interferon, in subjects with HCV genotypes 2 or 3. This study is expected to enroll approximately 40 treatment-naïve subjects. The primary goal of the study is to assess the safety and tolerability of PSI-7977 in combination with ribavirin for 12 weeks, with and without pegylated interferon. The study is being conducted in New Zealand and subjects are being randomized into one of four arms as follows:

•	PSI-7977 400mg QD with ribavirin for 12 weeks (no pegylated interferon);

•	PSI-7977 400mg QD with ribavirin for 12 weeks, with four weeks of pegylated interferon;

•	PSI-7977 400mg QD with ribavirin for 12 weeks, with eight weeks of pegylated interferon;

•	PSI-7977 400mg QD with ribavirin and pegylated interferon for 12 weeks.

We expect to complete enrollment of approximately 40 subjects in this study during the second calendar quarter of 2011 and report data from this exploratory study during the second calendar half of 2011.

Phase 2b Study (“ATOMIC”). During March 2011, we initiated “ATOMIC”, a Phase 2b study evaluating PSI-7977 400mg QD and ribavirin with either 12 or 24 weeks of pegylated interferon in approximately 300 treatment-naïve subjects with HCV genotype 1. An additional 25 treatment-naïve subjects with HCV genotype 4, 5, 6 or indeterminate genotype, will receive PSI-7977 400mg QD with peginterferon and ribavirin for 24 weeks. The primary endpoint of the study will be the safety and tolerability of PSI-7977 in combination with SOC for 12 and 24 weeks. The study will be conducted in the United States and subjects will be randomized (1:2:3) into the following arms:

•	PSI-7977 400mg QD with peginterferon and ribavirin for 12 weeks;

•	PSI-7977 400mg QD with peginterferon and ribavirin for 24 weeks; or

•	PSI-7977 400mg QD with peginterferon and ribavirin for 12 weeks, followed by either PSI-7977 400mg QD monotherapy for 12 weeks or PSI-7977 400mg QD plus ribavirin for 12 weeks.

HCV genotype 1 subjects will be stratified by IL28B status and baseline HCV RNA to ensure balance across cohorts. In addition to the above studies, we are also developing PSI-7977 in combination with other DAAs. (See “Combination Treatment with Two or More Direct Acting Antivirals”, “ Nucleotide in Combination with an NS5a Replication Complex Inhibitor” and “Pharmasset’s Proprietary DAA Combinations”, “Nucleotide in Combination with Another Nucleotide” later in this section for additional information regarding the development of PSI-7977.)

Mericitabine (or RG7128) Development

In October 2004, we entered into a collaboration with Roche for the development and commercialization of PSI-6130 (an oral cytosine nucleoside analog polymerase inhibitor which we discovered) and its prodrugs, including mericitabine, for the treatment of HCV. A prodrug is a chemically modified form of a molecule designed to enhance the absorption, distribution, and metabolic properties of that molecule. Roche and we initiated an adaptive Phase 1 clinical trial with mericitabine in October 2006 under an IND filing. On October 12, 2007, we were informed by the FDA that mericitabine received fast track designation. During December 2008, we completed the Phase 1 clinical trial of mericitabine. Following is a review of the design and results of this trial.

Phase 1 Study. The adaptive Phase 1 study of mericitabine was a multiple center, observer-blinded, randomized, and placebo-controlled study designed to investigate the pharmacokinetics, pharmacodynamics, safety, tolerability, and food effect of mericitabine in healthy subjects and in subjects chronically infected with HCV genotypes 1, 2, or 3. This study provided antiviral potency data over 14 and 28 days in subjects chronically infected with HCV genotype 1, and over 28 days of treatment in subjects chronically-infected with HCV genotypes 2 or 3 who had not responded to prior interferon-based therapy. Results from the Phase 1 study indicated mericitabine was generally safe and well-tolerated, and demonstrated potent, dose-dependent antiviral activity across all cohorts when used in combination with SOC.

Phase 2b Studies. In April 2009, Roche began dosing in a Phase 2b “PROPEL” study with mericitabine. During May 2010, dosing of mericitabine triple combination therapy (mericitabine plus SOC) or placebo plus SOC in 408 treatment-naïve, genotype-1 or genotype-4 HCV-infected subjects (cirrhotic and non-cirrhotic) was completed. The trial is evaluating the dose and duration of treatment of mericitabine in combination with SOC. The primary efficacy endpoint of the trial will be the proportion of subjects that achieve an SVR. Subjects were equally randomized into one of 5 arms of the study:

•	24 weeks of total treatment, with mericitabine 500mg BID in combination with SOC for 12 weeks, followed by 12 weeks of SOC (n = 80)

•	24 weeks of total treatment, with mericitabine 1000mg BID in combination with SOC for 12 weeks, followed by 12 weeks of SOC (n = 82)

•	24 weeks of total treatment, with mericitabine 1000mg BID in combination with SOC for 8 weeks, followed by 16 weeks of SOC (n = 81)

•	48 weeks of total treatment, with mericitabine 1000mg BID in combination with SOC for 12 weeks, followed by 36 weeks of SOC (n = 81)

•	A control arm with placebo in combination with SOC for 48 weeks (n = 84)

Subjects in the 24 week cohorts discontinued treatment at week 24 if they achieved a rapid virologic response (“RVR”), defined as HCV RNA below the limit of detection (<15 IU/mL as measured by Roche TaqMan assay) four weeks after the initiation of treatment, that is maintained until week 22, a strategy known as “response-guided” treatment. Subjects who did not meet these virologic criteria will continue on SOC until week 48.

An interim analysis of all 408 subjects that completed the first 12 weeks of the PROPEL study presented by Roche at the 2010 Annual Meeting of the American Association for the Study of Liver Diseases indicated the following:

•

Mericitabine 1000mg BID with SOC for 12 weeks achieved a high rate of complete Early Virologic Response (“cEVR”, defined as HCV RNA below the level of detection 12 weeks after the initiation of treatment) of 83% with no on-treatment viral breakthrough,

•	The safety and tolerability of mericitabine 1000mg BID with SOC were comparable to placebo/SOC with no renal or hematologic safety signals, and a discontinuation rate similar to placebo/SOC, and

•	No drug resistance was observed in subjects treated with up to 12 weeks of mericitabine.

An amendment to the protocol for the PROPEL study has been implemented which allows subjects who were initially randomized to the placebo/SOC arm and who are non-responders to receive open label mericitabine 1000mg BID in combination with SOC for 24 weeks, followed by an additional 24 weeks of SOC. Non-response is defined as a subject who does not achieve at least a 2 log decline in HCV RNA by week 12 of therapy, or who has HCV RNA above the limit of detection (15 IU/mL) at week 24 of therapy. This amendment will provide longer-term treatment data on subjects with prior non-response to SOC, including demonstrated null responders. Final data from the PROPEL study is expected to be available in calendar year 2011.

Roche is also conducting a 24-week Phase 2b “JUMP-C” study of mericitabine in combination with SOC in 166 treatment-naïve subjects with HCV genotypes 1 and 4 to evaluate the safety and efficacy of mericitabine in combination with SOC. Subjects with HCV RNA below the limit of detection at the end of week 4 through week 22 will stop all therapy (mericitabine and SOC) at week 24, while subjects who do not meet this response guideline will receive a full 48 weeks of SOC. Supportive data from this study could provide the flexibility for longer dosing of mericitabine which may be required in some populations, as well as combinations of mericitabine with other direct acting antivirals currently in development. This study completed enrollment during the second calendar quarter of 2010 and is being conducted at sites in the U.S. and Canada. Subjects were initially equally randomized into one of two arms of the study:

•	24 weeks of treatment, with mericitabine 1000mg BID in combination with SOC (n = 81)

•	A control arm with placebo and SOC for 48 weeks (n = 85)

An interim analysis of all 81 subjects that completed the first 24 weeks of the JUMP-C study delivered by Roche at the 2011 Annual Meeting of the European Association for the Study of the Liver indicated the following:

•

After 24 weeks of treatment of mericitabine 1000mg BID with SOC, 74 of 81 subjects, or 91%, had HCV RNA levels below the limit of detection at week 24, and 49 of 81 subjects, or 60%, had HCV RNA levels below the limit of detection at week 4 through week 22. Of those 49 subjects, 37 subjects, or 76%, had HCV RNA levels below the limit of detection 12 weeks after the discontinuation of all therapy (“SVR12”);

•	Mericitabine 1000mg BID with SOC were well tolerated up to 24 weeks

•	No breakthroughs observed during 24 weeks of treatment and no significant adverse events were observed;

Final data from the JUMP-C study, including SVR24 results, is expected to be available in calendar year 2011.

An amendment to the protocol for this 24-week study has been implemented which allows subjects who were initially randomized to the placebo/SOC arm and who are non-responders to receive open label mericitabine 1000mg BID in combination with SOC for 24 weeks, followed by an additional 24 weeks of SOC. Non-response is defined as a subject who does not achieve at least a 2 log decline in HCV RNA by week 12 of therapy, or who has HCV RNA above the limit of detection (15 IU/mL) at week 24 of therapy. Subjects from this study as well as the initial Phase 2b “PROPEL” study of 12 weeks’ mericitabine who are randomized to placebo/SOC (described above) will provide longer-term treatment data on subjects with prior non-response to SOC, including demonstrated null responders.

Roche plans to initiate a Phase 2b study of mericitabine in combination with SOC in subjects with HCV genotypes 2 and 3 during the first half of calendar year 2011. Mericitabine in combination with SOC has previously demonstrated antiviral activity in HCV genotypes 2 and 3 prior non-responders in a 28 day clinical trial, with an RVR of 95% and an SVR of 65%. Roche is also planning to initiate a Phase 3 program for mericitabine during 2011 and plans to submit a marketing application for mericitabine to one or more regulatory authorities in 2013. (See “Combination Treatment with Two or More Direct Acting Antivirals”, “Nucleoside in Combination with a Protease Inhibitor”, “INFORM Studies” later in this section for additional information regarding the development of mericitabine).

Combination Treatment with Two or More Direct Acting Antivirals (one of our DAAs and a DAA from a collaboration partner)

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

The frequent emergence of resistant variants in HCV inhibitor monotherapy trials with some classes of DAAs suggests that combinations of DAAs with potent antiviral activity, complementary resistance profiles, and differing metabolic pathways may be required to treat HCV. Based on consultations with experts in the field, we believe the combination of at least one nucleoside/tide analog with, for example, a protease inhibitor or NS5a enzyme inhibitor, or one nucleoside/tide combined with a second complementary nucleoside/tide, present potentially useful therapeutic regimens. These combinations of DAAs possess complementary resistance profiles and differing metabolic pathways, suggesting that they will not have clinically relevant antagonism. In addition, nucleoside/tide analogs have demonstrated in vitro the ability to suppress the resistant variants that emerge with partially-suppressive concentrations of protease inhibitors or non-nucleoside polymerase inhibitors. Clinical use of a combination of DAAs may provide improved antiviral activity across multiple HCV genotypes and may lead to interferon-sparing regimens. Following are descriptions of DAA combination studies involving our product candidates, along with the results of these studies to date.

Nucleoside in Combination with a Protease Inhibitor

INFORM Studies – (our nucleoside analog polymerase inhibitor, mericitabine, in combination with Roche’s protease inhibitor, danoprevir. During November 2008, Roche, InterMune, Inc. (“InterMune”), and we announced the initiation of a Phase 1 study to investigate the combination of two DAAs in the absence of interferon and ribavirin. This study, named INFORM-1, combined for the first time in subjects naïve to therapy and in patients who previously failed therapy (“TF”) two oral DAAs, mericitabine and danoprevir. Danoprevir is an inhibitor of the HCV NS3/4 protease, which prior to October 2010, was being developed by InterMune in collaboration with Roche. During October 2010, Roche purchased the worldwide development and commercialization rights to danoprevir from InterMune and simultaneously terminated the exclusive license and collaboration agreement it had entered into with InterMune to develop danoprevir.

INFORM-1 was a randomized, double-blind, ascending dose Phase 1 trial that enrolled a total of 86 subjects and was conducted by Roche. The principal objectives were to evaluate safety, tolerability, and antiviral activity of mericitabine and danoprevir administered in combination at increasing doses for up to 13 days. Results from this study demonstrated for the first time that the combination of an oral protease inhibitor and an oral nucleoside polymerase inhibitor resulted in significant circulating HCV RNA reduction in subjects with HCV, as subjects receiving the combination of danoprevir and mericitabine for 13 days (without pegylated interferon or ribavirin) experienced a median reduction in HCV RNA of -4.8 to -5.2 log10 IU/mL in the highest dose levels tested. In addition, no treatment-related serious adverse events, dose reductions, or discontinuations were reported during the study. Pharmacokinetic analyses also confirmed that there were no drug-drug interactions between the compounds. Following is a figure that presents by dose regimen the median log10 HCV RNA change from baseline over the 13 days of treatment.

The antiviral results for each dose regimen are summarized in the following table.

Regimen (Mericitabine / Danoprevir mg)	N	Patient Population		HCV RNA <LLOQ[1] (<43 IU/mL) N (%)	HCV RNA <LLOD[2] (<15 IU/mL) N (%)
500 BID/100 TID	8	Naïve		1/8(13%)	1/8(13%)
500 BID/200 TID	8	Naïve		5/8(63%)	2/8(25%)
1000 BID/100 TID	7	Naïve		5/7(71%)	2/7(29%)
1000 BID/200 TID	8	Naïve		5/8(63%)	2/8(25%)
1000 BID/600 BID	8	TF (non-null	)	4/8(50%)	1/8(13%)
1000 BID/900 BID	8	TF (null	)	4/8(50%)	2/8(25%)
1000 BID/900 BID	8	Naïve		7/8(88%)	5/8(63%)

1 – LLOQ means lower limit of quantification by Roche Taqman Assay

2 – LLOD means lower limit of detection by Roche Taqman Assay

The higher dose combination of mericitabine 1000mg and danoprevir 900mg administered twice daily without pegylated interferon or ribavirin for 13 days resulted in 88% of HCV-positive treatment-naïve subjects achieving HCV RNA below the lower limit of quantification (“LLOQ”), and 63% of subjects having HCV RNA below the lower limit of detection (“LLOD”). The same regimen in “null-responders” resulted in 50% of subjects with HCV RNA below LLOQ and 25% of subjects with HCV RNA below LLOD. “Null responders” were defined as patients with a documented failure to achieve a 1.0 log10 or greater decline in HCV RNA in 4 weeks or a 2.0 log10 or greater decline in HCV RNA in 12 weeks of prior treatment with pegylated interferon and ribavirin.

During the quarter ended March 31, 2011, Roche initiated a study of mericitabine in combination with ritonavir-boosted danoprevir with and without Copegus® (ribavirin) in interferon-naïve subjects with HCV genotype 1. This study, named “INFORM-SVR”, is evaluating the safety and efficacy of the combination of mericitabine 1000mg, danoprevir 100mg, and ritonavir 100mg administered twice daily plus either Copegus® (ribavirin) or placebo for 12 weeks. The primary efficacy endpoint of the study is the proportion of subjects who achieve an SVR24, defined as HCV RNA below the limit of detection (<15 IU/ml) 24 weeks after the discontinuation of therapy. Subjects receiving mericitabine, danoprevir, and ritonavir with Copegus® (ribavirin) will discontinue treatment at week 12 if their HCV RNA is below the level of detection at weeks 2 and 10; otherwise, subjects are expected to receive another 12 weeks of therapy for a total of 24 weeks.

Roche plans to initiate “MATTERHORN”, a study designed to evaluate ritonavir-boosted danoprevir and Copegus® (ribavirin) with mericitabine and/or Pegasys, during the second calendar quarter of 2011. The study is expected to enroll approximately 420 subjects with HCV genotype 1 who failed previous therapy and the primary efficacy endpoint of the study will be the proportion of subjects that achieve an SVR.

Nucleotide in Combination with an NS5a Replication Complex Inhibitor

Clinical Collaboration Study – (our nucleotide analog polymerase inhibitor, PSI-7977, in combination with Bristol-Myers Squibb Company’s (“BMS”) NS5a replication complex inhibitor, BMS-790052). During January 2011, we entered into a clinical collaboration agreement with BMS to evaluate the utility of PSI-7977 in combination with BMS-790052, BMS’s NS5a replication complex inhibitor, for the treatment of chronic HCV. This collaboration represents the first cross-company collaboration combining two oral DAAs to address a significant unmet medical need in the treatment of HCV.

BMS is planning to initiate a proof of concept study of PSI-7977 in combination with BMS-790052 to evaluate the potential to achieve an SVR, defined as a level of HCV RNA in a subject that is below the limit of detection (<10 IU/ml) after the discontinuation of therapy, with an all oral, once-daily treatment regimen in subjects across multiple HCV genotypes. The primary goal of the study is to assess the safety, pharmacokinetics and pharmacodynamics of PSI-7977 in combination with BMS-790052, with and without ribavirin, in treatment-naïve subjects chronically infected with HCV genotypes 1, 2, and 3. The study is planned to start during the second calendar quarter of 2011. BMS will be conducting the study and is responsible for all costs of the study, except for the cost of PSI-7977, which will be supplied by Pharmasset. Neither party has licensed any commercial rights to the other party.

Pharmasset’s Proprietary DAA Combinations

Our drug discovery efforts are now primarily focused on the identification of purine nucleoside/tides that have resistance profiles that complement the resistance profiles of our pyrimidine analog product candidates, mericitabine and PSI-7977. Purines are phosphorylated by different enzymes than the pyrimidines, and thus should not antagonize the antiviral activity of the pyrimidines. In vitro, the combination of a purine analog with a pyrimidine analog provides additive to synergistic antiviral activity, potentially due to the fact that each of these classes of analogs compete with a different class of naturally occurring nucleotides for incorporation into nascent HCV RNA. Such complementary activities offer the potential for a potent dual nucleoside/tide analog-based combination for the future treatment of HCV.

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

Purine Nucleotide Product Candidates

Guanosine Program – PSI-938 and PSI-661

In 2007, we launched a purine nucleotide research and development program and in 2009, we nominated two guanine nucleotide analog polymerase inhibitors, PSI-938 and PSI-661, as development candidates. The main difference between PSI-938 and PSI-661 is that PSI-661 uses a different prodrug strategy than PSI-938. PSI-938 and PSI-661 have demonstrated potent in vitro anti-HCV activity with EC90 values of 1.43 +/- 0.67 µM and 0.01 +/- 0.005 µM, respectively. PSI-938 and PSI-661 have many of the benefits of our pyrimidine nucleoside/tide analogs, mericitabine and PSI-7977, because we believe that they:

•	Have demonstrated similar in vitro activity across multiple HCV genotypes,

•	Have a higher barrier to resistance than other classes of HCV small molecules in development, and

•	Have a lower risk of drug interactions when combined with other direct acting antivirals targeting HCV.

Furthermore, these purines are metabolized to the same active triphosphate form through a different phosphorylation pathway than the pyrimidine analogs, mericitabine and PSI-7977, thus decreasing the risk of metabolic competition during phosphorylation. The in vitro half-life of the triphosphate in primary human hepatocytes is approximately 12 hours for PSI-938 and PSI-661, which supports the exploration of once-daily dosing in early development. Importantly, PSI-938 and PSI-661 retain equivalent potency against wild type HCV as well as virus with the S282T mutation associated with in vitro resistance to other nucleoside/tide analogs under development, such as mericitabine, PSI-7977, IDX184 and INX189. In vitro resistance studies have demonstrated that resistance to PSI-938 and PSI-661 in HCV GT 2a requires three amino acid changes, including S15G, C223H, and V321I. In addition, we found that the

C223H change is essentially a lethal mutation for HCV genotype 1 and is consistent with the inability to select HCV genotype 1 replicons resistant to either PSI-938 or PSI-661. PSI-7977 remains fully active against HCV genotpye 2a with these mutations. Based on these characteristics, PSI-938 has been combined with our pyrimidine analog, PSI-7977, as part of a future regimen and is now the focus of upcoming trials.

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

During July 2010, we initiated a Phase 1 MAD study of PSI-938 administered as monotherapy in treatment naïve subjects with HCV genotype 1. Forty subjects were enrolled and randomized to PSI-938 (8 per cohort) or placebo (2 per cohort). The primary objective of the study was to assess the safety, tolerability, and pharmacokinetics of PSI-938 administered as monotherapy over seven days. The secondary objective of this study was to assess antiviral activity by measuring the change in circulating HCV RNA levels. Four dose cohorts of PSI-938 (100mg QD, 200mg QD, 300mg QD, and 100mg BID) were evaluated. Results from this study to date indicated PSI-938 was generally safe and well tolerated across all cohorts with no discontinuations, no serious adverse events, and no dose-related trends in adverse events or laboratory abnormalities. Antiviral results from this study are summarized in the following table:

Dose	n	Median Change in HCV RNA at Day 8 (log10 IU/mL)	Range (log10 IU/ mL)	Number of Subjects with HCV RNA
				<LLOD [1]	<LLOQ [2]
100mg QD	8	-4.31	-2.66 to -5.12	1	3
200mg QD	8	-4.64	-3.49 to -5.35	5	7
300mg QD	8	-3.94	-3.43 to -5.29	4	4
100mg BID	8	-4.59	-3.94 to -5.08	2	3
Placebo	8	-0.05	+0.17 to -0.29	0	0

1 – LLOD represents lower limit of detection by Roche Taqman Assay (<15 IU/mL)

2 – LLOQ represents lower limit of quantification by Roche Taqman Assay (<43 IU/mL)

PSI-938 demonstrated potent antiviral activity across all dose cohorts with a median HCV RNA change from baseline of 4.31 log10 IU/mL, 4.64 log10 IU/mL, 3.94 log10 IU/mL, and 4.59 log10 IU/mL in subjects receiving 100mg QD, 200mg QD, 300mg QD and 100mg BID for 7 days, respectively. HCV RNA declined consistently throughout the 7-day dosing period, with no viral breakthrough. For the 16 subjects who received PSI-938 200 mg QD or 300 mg QD for 7 days, more than half (9 of 16) of the subjects on PSI-938 monotherapy achieved HCV RNA below the limit of detection (15 IU/mL) and 11 out of 16 subjects achieved HCV RNA below the limit of quantification (43 IU/mL).

Nucleotide in Combination with Another Nucleotide

Complementary Nucleotides in Combination Study—(our guanine nucleotide analog polymerase inhibitor, PSI-938, in combination with our uracil nucleotide analog polymerase inhibitor, PSI-7977). In late November 2010, we began dosing PSI-938 in “NUCLEAR”, Part 2 of a Phase 1 study that included the first combinations of a purine (PSI-938) and a pyrimidine (PSI-7977) nucleotide analog for the treatment of HCV. The cohorts within NUCLEAR evaluated PSI-938 QD, in the absence of interferon, as monotherapy and in combination with PSI-7977 QD. The primary objective of NUCLEAR was to assess the safety, tolerability and pharmacokinetics of PSI-938 alone and in combination with PSI-7977 over 14 days of dosing. The secondary objective of NUCLEAR was to evaluate the short-term change in HCV RNA.

Forty subjects with HCV genotype 1 were enrolled into one of four cohorts (10 subjects per cohort, n = 8 and placebo = 2) as follows:

•	Cohort 1 – PSI-938 300mg QD administered as monotherapy for 14 days,

•	Cohort 2 – PSI-938 300mg QD for 7 days followed by the combination of PSI-938 300mg QD plus PSI-7977 400mg QD for 7 days,

•	Cohort 3 – PSI-7977 400mg QD for 7 days followed by the combination of PSI-7977 400mg QD plus PSI-938 300mg QD for 7 days,

•	Cohort 4 – PSI-938 300mg QD plus PSI-7977 400mg QD for 14 days.

Results from Part 2 of this Phase 1 study indicated:

•	PSI-938 and PSI-7977 (individually and in combination) were generally safe and well tolerated across all cohorts;

•	There were no serious adverse events and no dose modifications or discontinuations; and

•	There were no clinically significant, treatment-emergent trends in laboratory parameters, vital signs or ECGs;

•	No viral breakthrough was observed during therapy. Antiviral activity for each of the four cohorts is provided in the following table:

	Median Baseline HCV RNA (log10 IU/ML)	At Day 7		At Day 14			Total[1] # < LOD /(%)
		# < LOD	Median Decrease in HCV RNA [Q1, Q3]	# < LOQ	# < LOD	Median Decrease in HCV RNA [Q1, Q3]
Cohort 1	6.9	2/8	-4.5	5/8	4/8	-5.2	4/8 (50%)
			(-4.3, -4.7)			(-4.8, -5.8)
									92%
Cohort 2	6.3	2/8	-4.6	8/8	8/8	-5.2	8/8 (100%)	94%
			(-4.2, -5.0)			(-4.8, -5.5)
Cohort 3	6.3	4/8	-4.7	8/8	7/8	-5.0	7/8(88%)
			(-4.3, -4.8)			(-4.6, -5.4)
Cohort 4	6.2	1/8	-4.4	8/8	5/8	-5.0	7/8(88%)[2]
			(-4.2, -4.8)			(-4.7, -5.3)

1 – Cumulative total of individuals whose HCV RNA reached < LOD as a result of the study treatment.

2 – Includes 2 additional patients whose HCV RNA reached < LOD on day 16.

In summary, 15 of 16, or 94% of subjects receiving PSI-938 or PSI-7977 for 7 days followed by PSI-938 and PSI-7977 for 7 days had HCV RNA levels below the limit of detection at day 14. Including cohort 4 where 7 of 8 subjects had HCV RNA levels below the limit of detection after 14 days of dosing (2 of the 7 subjects’ HCV RNA levels were not below the level of detection until day 16), 22 of 24, or 92% of subjects had HCV RNA levels below the limit of detection.

Phase 2b “QUANTUM” Study. We are planning to initiate a Phase 2b “QUANTUM” study. Conceptually, this study is expected to be interferon-free and designed to evaluate PSI-938 QD and PSI-7977 QD in various combinations and potentially as monotherapy, and will likely explore treatment durations, multiple HCV genotypes and have an SVR endpoint.

PSI-661 Development

We have been progressing PSI-661, an HCV guanine nucleotide analog polymerase inhibitor, through IND-supporting preclinical studies. As previously disclosed, our plan was to select either PSI-938 or PSI-661 for later-stage clinical development, since both compounds deliver the same active triphosphate. Based on the early antiviral potency, lack of identifiable safety signals, and lack of clinically relevant interaction with PSI-7977, in addition to the successful completion of 6 month toxicology studies, we have decided to advance PSI-938 into a Phase 2b “QUANTUM” study and not begin clinical development of PSI-661 at this time.

Financial History

We have incurred substantial operating losses since our inception because we have devoted substantially all of our resources to our research and development activities and have not generated any revenue from the sale of approved drugs. As of March 31, 2011, we had an accumulated deficit of $276.8 million. We expect our operating losses to increase for at least the next few years as we continue to pursue the clinical development of PSI-7977, PSI-938, and potentially PSI-661 and as we expand our discovery and development pipeline.

We have funded our operations primarily through the sale of equity securities, payments received under collaboration agreements, borrowings under our Loan Agreement, and interest earned on investments. We expect to continue to fund our operations over the next several years through our existing cash resources, potential future milestone payments that we expect to receive from Roche if certain conditions are satisfied, interest earned on our investments, and additional capital to be raised through public or private equity offerings or debt financings. We will require additional financing in the future to fund our operations. Additional financing may not be available on acceptable terms, if at all. As of March 31, 2011, we had $208.3 million of cash and cash equivalents.

Revenues

All of our product candidates are currently in development and, therefore, we do not expect to generate any direct revenues from product sales for at least the next few years, if at all. Our revenues to date have been generated primarily from milestone payments under our collaboration agreements, license fees, and research funding. We currently have a collaboration agreement with Roche for the development of mericitabine. We entered into our collaboration agreement with Roche in October 2004. Roche subsequently paid us an up-front payment of $8.0 million. As of March 31, 2011, we had received an aggregate of $44.5 million in payments under the Roche collaboration agreement, including research funding and related fees as well as up-front and milestone payments.

Under the current terms of the Roche collaboration agreement, if we and Roche succeed in obtaining all of the regulatory approvals specified in the agreement for mericitabine, as of March 31, 2011 the maximum future development and commercialization milestone payments payable to us is $105.0 million. Receipt of any additional milestone payments depends on many factors, some of which are beyond our control. We cannot assure you that we will receive any of these future payments.

We expect our revenues for at least the next few years to be derived primarily from payments under our current collaboration agreement with Roche and any additional collaboration(s) that we may enter into in the future. In addition to the payments described above, we may receive future royalties on product sales, if any, under our collaboration agreement with Roche.

Research and Development Expenses

Our research and development expenses consist primarily of costs of clinical trials (including active pharmaceutical ingredients, or “API”), salaries and related personnel expenses, fees paid to external service providers, up-front and milestone payments under our license agreements, patent-related legal fees, costs of preclinical studies, drug and laboratory supplies, and costs for facilities and equipment. We use external service providers to manufacture our product candidates for clinical trials and for the majority of our preclinical and clinical development work. We charge all research and development expenses to operations as they are incurred. Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized. Such amounts are then recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided.

Our research activities are primarily focused on discovering and developing novel drugs to treat HCV. Our development activities are primarily focused on the development of PSI-7977, PSI-938, and mericitabine (in collaboration with Roche) for the treatment of HCV. We are responsible for all costs incurred in the clinical development of PSI-7977 and PSI-938, as well as the research costs associated with our other internal research programs.

Under our collaboration with Roche, Roche will fund the clinical development and commercialization of mericitabine. Under this collaboration, Roche reimbursed us for all of the external expenses associated with, and we were responsible for, certain preclinical work, the IND filing, and the proof-of-concept clinical trial. During December 2008, we transferred the IND application for mericitabine to Roche. Roche will continue to fund all of the expenses of, and be responsible for, other preclinical studies and future clinical development of mericitabine in the territories licensed to Roche. We and Roche will continue to jointly oversee all development and marketing activities of mericitabine in the territories licensed to Roche. Roche received a license only to PSI-6130 and its pro-drugs, including mericitabine.

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

The following table summarizes our research and development expenses for our current development programs for the three and six months ended March 31, 2011 and 2010:

	Three months ended March 31,		Six months ended March 31,		Cumulative Project Costs
	2011	2010	2011	2010
	(In thousands)
Expenses attributed to projects:
Mericitabine, or RG7128 Studies (1)	$—	$—	$—	$—	$—
PSI-7977 (including PSI-7851) Studies	7,338	3,890	17,234	6,490	41,326
PSI-938 Studies	3,807	1,667	6,945	2,042	16,208
PSI-661 (including PSI-879) Studies	426	2,040	1,213	2,365	6,042
Clevudine Studies (2)	—	—	—	1,349	72,959

Total attributed expenses	11,571	7,597	25,392	12,246

Unattributed expenses
Salaries and related personnel expenses	2,535	2,073	4,668	3,987
Non-cash stock compensation expense	911	709	2,197	1,751
Legal expenses associated with patents	659	439	1,020	833
Preclinical studies and new drug discovery services	482	483	964	921
Drug and laboratory supplies	306	265	568	508
Consulting expense	40	23	42	52
Facility and other expenses	491	439	912	927

Total unattributed expenses	5,424	4,431	10,371	8,979

Total research and development expenses	$16,995	$12,028	$35,763	$21,225

(1)	Roche is responsible for all of the expenses associated with the research and development of Mericitabine, or RG7128.
(2)	In April 2009, we voluntarily terminated our Phase 3 registration studies of clevudine for the treatment of hepatitis B virus. We completed the termination process during the first quarter of fiscal 2010.

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

Results of Operations

Three and Six Months Ended March 31, 2011 and 2010

Revenues. Revenues were $0.2 million during the quarter ended March 31, 2011, compared to $0.3 million during the quarter ended March 31, 2010. Revenues were $0.5 million during each of the six month periods ended March 31, 2011 and 2010. Revenues during each three and six month period primarily reflect amortization of up-front and subsequent collaborative and license payments received from Roche previously recorded as deferred revenue.

The following is a reconciliation between cash payments received under contract revenue agreements and contract revenues reported:

	Three Months Ended March 31,		Six Months Ended March 31
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Cash received/receivable	$—	$4	$—	$27
Deferred	—	—	—	—
Amortization	247	247	493	493

Revenues	$247	$251	$493	$520

Research and Development Expenses. Research and development expenses increased to $17.0 million during the quarter ended March 31, 2011 from $12.0 million during the quarter ended March 31, 2010. This net increase of $5.0 million consists of a $3.4 million increase in preclinical and clinical trial costs for PSI-7977 (including an increase in active pharmaceutical ingredient (API) manufacturing (and related drug supply) costs and SOC costs of $0.3 million), a $2.1 million increase in preclinical and clinical trial costs for PSI-938, a $0.7 million increase in compensation expenses ($0.2 million of which was non-cash stock compensation expense), and approximately a $0.4 million increase in other research and development expenses. Partially offsetting this $6.6 million increase was a $1.6 million decrease in preclinical study costs for PSI-661.

Research and development expenses increased to $35.8 million during the six months ended March 31, 2011 from $21.2 million during the six months ended March 31, 2010. This net increase of $14.6 million consists of a $10.7 million increase in preclinical and clinical trial costs for PSI-7977 (including an increase in API manufacturing (and related drug supply) costs and SOC costs of $4.6 million), a $4.9 million increase in preclinical and clinical trial costs for PSI-938 (including an increase in API manufacturing (and related drug supply) costs and SOC costs of $0.9 million), a $1.1 million increase in compensation expenses ($0.4 million of which was non-cash stock compensation expense), and an approximately $0.4 million increase in other research and development expenses. Partially offsetting this $17.1 million increase were a $1.3 million decrease in clinical trial expenses for clevudine resulting from our voluntary termination of our Phase 3 registration studies of clevudine, which was completed as of December 31, 2009, and a $1.2 million decrease in preclinical study costs for PSI-661.

General and Administrative Expenses. General and administrative expenses were $3.8 million during the quarter ended March 31, 2011, an increase of $0.2 million from $3.6 million during the quarter ended March 31, 2010. This net increase of $0.2 million consists of a $0.9 million aggregate increase in insurance expense, market study costs, and other administrative expenses that were mostly offset by a $0.7 million decrease in legal expenses incurred in connection with our defense against the Demand for Arbitration and Relief (see Part II., Item 1.—Legal Proceedings, for additional information).

General and administrative expenses were $8.8 million during the six months ended March 31, 2011, an increase of $0.9 million from $7.9 million during the six months ended March 31, 2010. The increase of $0.9 million was due to increases of $0.6 million in compensation expenses ($0.3 million of which was non-cash stock compensation expense), and a $0.3 million net increase in other administrative expenses.

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

Interest Expense. Interest expense decreased to $0.3 million during the quarter ended March 31, 2011 from $0.6 million during the quarter ended March 31, 2010, and decreased to $0.7 million during the six months ended March 31, 2011 from $1.3 million during the six months ended March 31, 2010. The decrease in interest expense was due to lower amounts of long-term debt outstanding during 2011 compared to 2010.

Provision (Benefit) for Income Taxes. The provision (benefit) for income taxes was ($973 thousand) and $0 during the three months ended March 31, 2011 and 2010, respectively and ($973 thousand) and $0 for the six months ended March 31, 2011 and 2010, respectively. The benefit for income taxes recorded for the three and six months ended March 31, 2011 solely reflects the reversal of a valuation allowance previously recorded against the Company’s New Jersey State net operating losses (“NOL”) that resulted from the Company’s sale of $12.3 million of its New Jersey State NOLs under the State of New Jersey’s Technology Business Tax Certificate Transfer Program (the “Program”) for cash of $973 thousand, net of commissions. The Program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of NOLs and defined research and development tax credits for cash. The remaining net deferred tax asset as of March 31, 2011 remains fully offset by a valuation allowance due to our history of losses.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through public and private offerings of our equity securities, payments received under our collaboration agreements, and borrowings under our Loan Agreement. We have raised approximately $437.5 million in net proceeds from sales of our equity securities and borrowed a total of $23.3 million under our Loan Agreement entered into on September 30, 2007. At March 31, 2011, we held $208.3 million in cash and cash equivalents and have invested substantially all of our available cash and cash equivalents in a money market fund. Borrowings under our Loan Agreement were $7.0 million as of March 31, 2011.

Net cash used in operating activities was $40.8 million during the six months ended March 31, 2011 compared to $27.3 million during the six months ended March 31, 2010. The $13.5 million increase in net cash used in operating activities during 2011, as compared to 2010, was due primarily to an increase in cash outflows for operating expenses of $13.1 million, primarily resulting from the advancement of PSI-7977 into a series of Phase 2 studies during fiscal 2011.

Net cash used in investing activities of $0.6 million and $25 thousand during the six months ended March 31, 2011 and 2010, respectively, was primarily for the purchase of lab equipment during each period.

Net cash provided by financing activities was $122.7 million during the six months ended March 31, 2011, compared to $30.0 million during the six months ended March 31, 2010. The net cash provided by financing activities during 2011 consisted of $123.4 million of net proceeds from the issuance of common stock and $4.2 million from the exercise of stock options that were partially offset by $4.8 million of principal payments on long-term debt. Net cash provided by financing activities during 2010 consisted of $32.7 million of net proceeds from the issuance of common stock and $1.0 million from the exercise of stock options that were partially offset by $3.7 million of principal payments on long-term debt.

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

Prepayment of the loans made pursuant to the Loan Agreement is subject to penalty and substantially all of our tangible and intangible assets (except for intellectual property) are pledged as collateral for the Loan Agreement. Future total principal repayments of the three Notes amount to $3.9 million in fiscal 2011, $3.0 million in fiscal 2012, and $0.1 million in fiscal 2013. There are no additional borrowings available under the Loan Agreement.

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

Developing drugs, conducting clinical trials and commercializing products is expensive and we will need to raise additional funds to achieve our strategic objectives. Although we believe our existing cash resources will be sufficient to fund our projected cash requirements for the next 18 months, we will require additional financing in the future to complete our clinical trials for PSI-7977, PSI-938, and potentially PSI-661, to fund our portion, if any, of the cost of clinical trials for mericitabine completed outside of the territories licensed by Roche, to supply PSI-7977 for the proof of concept study of PSI-7977 in combination with BMS-790052 under our clinical collaboration agreement with BMS, and to fund our other operations. Additional financing may not be available on acceptable terms, if at all. Our future capital requirements will depend on many factors, including:

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

Until we can generate significant continuing revenues, we expect to satisfy our future cash needs through equity financings or payments received under our collaborations. We cannot be certain that additional funding will be available to us on acceptable terms, or at all. If funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or our commercialization efforts.

Contractual Obligations and Commitments

We entered into an operating lease for office and laboratory space located in Princeton, New Jersey through May 22, 2015. We also entered into an operating lease for office space located in Durham, North Carolina through December 31, 2015. We executed three secured promissory notes totaling $23.3 million; $10.0 million in October 2007, $10.0 million in March 2008, and $3.3 million in December 2008. The secured promissory notes require payments of interest only for the first 15 months followed by 30 equal monthly payments of principal and interest. As of March 31, 2011, future payments under the three promissory notes and minimum future payments under non-cancellable operating leases are as follows:

	Total	Payments Due By Period
		Less than 1 year	1-3 Years	4-5 Years	After 5 Years
	(In thousands)
Debt obligations
Debt maturities	$6,954	$6,081	$873	$—	$—
Contractual interest	423	386	37	—	—
Capital lease obligations
Debt maturities	—	—	—	—	—
Contractual interest	—	—	—	—	—
Operating leases	3,859	910	2,763	186
Purchase obligations	—	—	—	—	—

Total contractual obligations	$11,236	$7,377	$3,673	$186	$—

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

Research and Development Expenses - Research and development expenses consist primarily of costs of clinical trials (including API) salaries and related personnel expenses, fees paid to external service providers, costs of preclinical studies, drug and laboratory supplies, costs for facilities and equipment, and the costs of intangibles that are purchased from others for use in research and development activities, such as in-licensed product candidates, that have no alternative future uses. Research and development expenses are included in operating expenses when incurred. Reimbursements received from the Company’s collaborator(s) for third-party research and development expenses incurred by the Company on their behalf are recorded as a contra-expense. Amounts due from collaborators for reimbursement of research and development expenses are recorded on the balance sheets as “Amounts due from collaboration partner.”

Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized. Such amounts are then recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided.

Accrued Expenses

We are required to estimate accrued expenses as part of our process of preparing financial statements. This process involves estimating the level of service performed on our behalf and the associated cost incurred in instances where we have not been invoiced or otherwise notified of actual costs. Examples of areas in which subjective judgments may be required include costs associated with services provided by contract organizations for preclinical development, clinical trials and manufacturing of clinical materials. We account for expenses associated with these external services by determining the total cost of a given study based on the terms of the related contract. We accrue for costs incurred as the services are being provided by monitoring the status of the trials and the invoices received from our external service providers. In the case of clinical trials, the estimated cost normally relates to the projected costs of having subjects enrolled in our trials, which we recognize over the estimated term of the trial according to the number of subjects enrolled in the trial on an ongoing basis, beginning with subject enrollment. As actual costs become known to us, we adjust our accruals. To date, the number of clinical trials and related research service agreements has been relatively limited and our estimates have not differed significantly from the actual costs incurred. We expect, however, as clinical trials for PSI-7977, PSI-938, and potentially PSI-661 advance, that our estimated accruals for clinical and research services will be more material to our operations in future periods.

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

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Exchange Act as of March 31, 2011. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the SEC. These disclosure controls and procedures include, among other things, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, management is required to apply its judgment in evaluating the benefits of possible disclosure controls and procedures relative to their costs to implement and maintain.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

On September 30, 2007, we entered into the Venture Loan and Security Agreement with Horizon Technology Funding Company V, LLC (the “Lender”) that allowed us to borrow up to $30.0 million in $10.0 million increments (“Loan Agreement”). In conjunction with entering into the Loan Agreement and with executing three secured promissory notes in connection therewith, we granted warrants to the Lender to purchase 127,248 shares of our common stock at an exercise price of $12.05 per share. During the three months ended March 31, 2011, the Lender elected to exercise 24,896 warrants using the “net issuance method,” which resulted in the issuance by us of 20,282 shares of our common stock. The remaining warrants expire seven years from the date of grant (or upon a change of control as defined in the Loan Agreement) as follows: 22,130 expire on September 30, 2014 and 16,597 expire on March 28, 2015. We did not receive any consideration from the issuance of shares of common stock to the Lender upon net exercise of the warrants.

The warrants and the common stock underlying the warrants were granted to the Lender in reliance upon the exemption from registration requirements under Regulation D and Rule 506 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). In connection therewith, we relied, among other things, upon representations by the Lender regarding its intentions to acquire the securities for investment only and not with a view to distribute or sell in connection with any distribution. The warrants were affixed with appropriate restrictive legends at the time of grant. Certificates representing the 20,282 shares of common stock issued to the Lender upon net exercise of the warrants were issued without restrictive legends in accordance with the provisions of Rule 144 promulgated under the Securities Act.

ITEM 6.	EXHIBITS

Exhibit Number	Description

4.1# +	2007 Equity Incentive Plan, as amended through March 23, 2011

31.1*	Rule 13a-14(a)/15d-14(a) Certification

31.2*	Rule 13a-14(a)/15d-14(a) Certification

32.1*	Section 1350 Certification

32.2*	Section 1350 Certification

* - Filed herewith.

# - Contract or compensatory plan or arrangement.

+ - Filed as an Exhibit to our Registration Statement on Form S-8 filed with the SEC on May 9, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARMASSET, INC.

Date:	May 9, 2011	By:	/s/ Kurt Leutzinger
Kurt Leutzinger Chief Financial Officer (duly authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification