Form 10-Q
period 2011-06-30
Pharmasset Inc
filed 2011-08-09
CIK 1301081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    No  ☒

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of July 31, 2011 was 37,701,521.

PHARMASSET, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2011

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

•	the initiation, termination, completion, or success of preclinical studies and clinical trials for our product candidates;

•	clinical trial initiation and completion dates, anticipated regulatory filing dates, and regulatory approvals for our product candidates;

•	the commercialization of our product candidates;

•	our collaboration agreement with F. Hoffmann-LaRoche Ltd. and Hoffmann-La Roche Inc. (collectively, “Roche”), including potential milestone or royalty payments thereunder;

•	our clinical trial agreements with Bristol-Myers Squibb Company (“BMS”) and Tibotec Pharmaceuticals (“Tibotec”);

•	our intentions regarding the establishment of collaborations or the licensing of product candidates or intellectual property;

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

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PHARMASSET, INC.

CONDENSED BALANCE SHEETS

(in thousands, except par value, share and per share amounts)

	As of June 30, 2011	As of September 30, 2010
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$188,226	$127,081
Amounts due from collaboration partner	—	6
Prepaid expenses and other current assets	2,078	718

Total current assets	190,304	127,805

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
Equipment	4,767	4,060
Leasehold improvements	1,836	1,837

	6,603	5,897
Less accumulated depreciation and amortization	(4,547)	(4,184)

Total equipment and leasehold improvements, net	2,056	1,713
Restricted cash	100	100
Other assets	139	143

Total	$192,599	$129,761

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$3,919	$8,705
Accounts payable	3,353	5,037
Accrued expenses	6,174	5,863
Deferred rent	27	25
Deferred revenue	985	985

Total current liabilities	14,458	20,615

Deferred rent	98	93
Deferred revenue	1,232	1,971
Long-term debt, net of discount of $29 and $150 as of June 30, 2011 and September 30, 2010, respectively	477	2,934

Total liabilities	16,265	25,613

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 100,000,000 shares authorized, 37,624,362 and 34,043,898 shares issued and outstanding at June 30, 2011 and September 30, 2010, respectively	38	34
Warrants to purchase 38,727 shares of common stock for $12.05 per share at June 30, 2011, and 127,248 shares of common stock for $12.05 per share at September 30, 2010	380	1,230
Additional paid-in capital	475,348	336,351
Accumulated deficit	(299,432)	(233,467)

Total stockholders’ equity	176,334	104,148

Total	$192,599	$129,761

See notes to financial statements.

PHARMASSET, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Revenues	$246	$249	$739	$769

COSTS AND EXPENSES:
Research and development	18,917	11,505	54,680	32,731
General and administrative	3,719	4,200	12,567	12,086

Total costs and expenses	22,636	15,705	67,247	44,817

Operating loss	(22,390)	(15,456)	(66,508)	(44,048)

Investment income	4	1	8	6
Other income	—	—	489	—
Interest expense	(219)	(565)	(927)	(1,909)

Loss before income taxes	(22,605)	(16,020)	(66,938)	(45,951)
Provision (benefit) for income taxes	—	—	(973)	—

Net loss	$(22,605)	$(16,020)	$(65,965)	$(45,951)

Net loss per share: basic and diluted	$(0.60)	$(0.50)	$(1.84)	$(1.54)

Weighed average shares outstanding:
basic and diluted	37,435,614	32,000,528	35,937,456	29,932,398

See notes to financial statements.

PHARMASSET, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(65,965)	$(45,951)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	439	714
Non-cash stock compensation	5,747	4,293
Non-cash interest expense	147	316
Changes in operating assets and liabilities:
Amounts due from collaboration partner, prepaid expenses and other assets	(1,376)	927
Accounts payable	(1,684)	584
Accrued expenses	311	(2,929)
Deferred rent	7	(80)
Deferred revenue	(739)	(739)

Net cash used in operating activities	(63,113)	(42,865)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(782)	(539)

Net cash used in investing activities	(782)	(539)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	9,053	1,446
Principal payments on long-term debt	(7,364)	(5,980)
Proceeds from issuance of common stock, net of issuance costs of $6,211 and $7,111 during 2011 and 2010, respectively	123,351	133,904

Net cash provided by financing activities	125,040	129,370

Net increase in cash and cash equivalents	61,145	85,966
Cash and cash equivalents - Beginning of period	127,081	58,408

Cash and cash equivalents - End of period	$188,226	$144,374

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$780	$1,593

Noncash transactions:
Value of warrants exercised by converting warrants into shares of common stock (“net issuance method”)	$850	$—
Disposal of equipment (fully depreciated)	$76	$—

See notes to financial statements.

Pharmasset, Inc.

Notes to Financial Statements (Unaudited)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business - Pharmasset, Inc. is a clinical-stage pharmaceutical company committed to discovering, developing, and commercializing novel drugs to treat viral infections. The Company’s primary focus is on the development of nucleoside/tide analogs as oral therapeutics for the treatment of chronic hepatitis C virus (“HCV”) infection. Nucleoside/tide analogs are a class of compounds which act as alternative substrates for the viral polymerase, thus inhibiting viral replication. The Company currently has three clinical-stage product candidates, two of which it is developing itself and one of which it is developing with a strategic partner. The Company is also advancing certain preclinical candidates in preparation for clinical development. Pharmasset, Inc.’s three clinical stage product candidates are:

•	PSI-7977, an HCV uracil nucleotide analog polymerase inhibitor that is in the following studies:

•	PROTON, a 12-week Phase 2b dose-finding study in combination with Pegasys® (pegylated interferon) plus Copegus® (ribavirin), (“Peg-IFN/RBV”) in subjects with HCV genotypes 1, 2 or 3;

•	ELECTRON, an exploratory Phase 2 study in combination with ribavirin, administered without and with varying durations of pegylated interferon, in subjects with HCV genotypes 1, 2 or 3;

•	ATOMIC, a 12 and 24 week Phase 2b duration-finding study of PSI-7977 in combination with Peg-IFN/RBV in subjects with HCV genotypes 1, 4, 5 or 6; and

•	A 24-week proof of concept study in combination with BMS-790052, Bristol-Myers Squibb Company’s (“BMS”) NS5A replication complex inhibitor.

•	PSI-938, an HCV guanine nucleotide analog polymerase inhibitor that recently completed NUCLEAR, a Phase 1 study with PSI-7977 in subjects with HCV genotype 1; and

•

Mericitabine (or RG7128), an HCV cytosine nucleoside polymerase inhibitor the Company is developing through a strategic collaboration with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (collectively, “Roche”). Mericitabine is being evaluated in three Phase 2b studies, PROPEL JUMP-C, and Matterhorn in subjects with HCV genotypes 1 or 4. Mericitabine is also being studied in an interferon-free study, the INFORM-SVR study, in combination with ritonavir-boosted danoprevir with and without Copegus® (ribavirin). All of the studies involving mericitabine are being conducted by Roche.

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

Stock Split - Our board of directors declared a stock dividend to effect a two-for-one stock split. Holders of Pharmasset common stock at the close of business on August 22, 2011, the record date, will receive one additional share of common stock for every share of common stock they own. The stock dividend will be distributed at the close of business on August 31, 2011. All share and per share amounts in this report are stated on a pre-split basis as this report was filed before the effective date of the split.

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

Intangible Assets – Intangible assets are recorded at cost and are amortized on a straight-line basis over the estimated useful life. The estimated useful life is determined based upon a review of several factors including the nature of the asset, its expected use, length of the agreement and the period over which benefits are expected to be received from the use of the asset.

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

As of June 30, 2011 and September 30, 2010, the Company did not have any Level 2 or 3 financial assets and the Company’s Level 1 financial assets were as follows:

	Level 1
	June 30, 2011	September 30, 2010
	(in thousands)
Money Market Funds	$188,226	$127,081
Certificate of Deposit	100	100

Total	$188,326	$127,181

The Certificate of Deposit included above as of June 30, 2011 and September 30, 2010 is for a letter of credit in place to support a performance bond required to ensure payment of import duties on supplies used in the Company’s development programs, and is classified as Restricted Cash on the balance sheet as of June 30, 2011 and September 30, 2010.

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

During the three and nine months ended June 30, 2011 and 2010, the Company derived all of its revenues from one customer (See Note 4 – Contract Revenue Agreements).

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

Research and Development Expenses - Research and development expenses consist primarily of costs of clinical trials (including active pharmaceutical ingredients (“API”)), salaries and related personnel expenses, fees paid to external service providers, costs of preclinical studies, laboratory supplies, costs for facilities and equipment, and the costs of intangibles that are purchased from others for use in research and development activities, such as in-licensed product candidates, that have no alternative future uses. Research and development expenses are included in operating expenses when incurred. Reimbursements received from the Company’s collaborator(s) for third-party research and development expenses incurred by the Company on their behalf are recorded as a contra-expense. Amounts due from collaborators for reimbursement of research and development expenses are recorded on the balance sheets as “Amounts due from collaboration partner.”

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
	(In thousands, except per share amounts)
Numerator:
Net loss	$(22,605)	$(16,020)	$(65,965)	$(45,951)

Denominator:
Weighted average common shares outstanding used in calculation of basic net loss per share	37,436	32,001	35,937	29,932
Effect of dilutive securities:
Common stock options	—	—	—	—
Common stock warrants	—	—	—	—

Weighted average common shares outstanding used in calculation of diluted net loss per share	37,436	32,001	35,937	29,932

Net loss per share: basic and diluted	$(0.60)	$(0.50)	$(1.84)	$(1.54)

The following table summarizes the securities outstanding at the end of each period with the potential to become common stock that have been excluded from the computation of diluted net income (loss) per share, as their effect would have been anti-dilutive.

	As of June 30,
	2011	2010
	(In thousands)
Options to purchase common stock	2,572	2,871
Common stock warrants	39	127

Total	2,611	2,998

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

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which amended ASC 820, “Fair Value Measurements and Disclosures.” This guidance addresses efforts to achieve convergence between U.S. GAAP and International Financial Reporting Standards (“IFRS”) requirements for measurement of and disclosures about fair value. The amendments are not expected to have a significant impact on companies applying U.S. GAAP. Key provisions of the amendment include: a prohibition on grouping financial instruments for purposes of determining fair value, except when an entity manages market and credit risks on the basis of the entity’s net exposure to the group; an extension of the prohibition against the use of a blockage factor to all fair value measurements (a prohibition which currently applies only to financial instruments with quoted prices in active markets); and a requirement that for recurring Level 3 fair value measurements, entities disclose quantitative information about unobservable inputs, a description of the valuation process used and qualitative details about the sensitivity of the measurements. In addition, for items not carried at fair value but for which fair value is disclosed, entities will be required to disclose the level within the fair value hierarchy that applies to the fair value measurement disclosed. This guidance is effective for the Company in its interim and annual reporting periods beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact on the Company.

In June 2011, the FASB issued Accounting Standards Update 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”) which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. The adoption of ASU 2011-05 will not have an impact on the Company, as it only requires a change in the format of the presentation of comprehensive income.

3. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	As of	As of
	June 30, 2011	September 30, 2010
	(In thousands)
Accrued clinical trial expenses	$2,104	$1,771
Accrued compensation	1,842	1,801
Accrued legal fees	1,427	1,770
Other accrued expenses	801	521

	$6,174	$5,863

4. CONTRACT REVENUE AGREEMENTS

The following is a reconciliation between cash payments received and receivable under contract revenue agreements and contract revenues reported:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Cash received/receivable	$—	$3	$—	$30
Deferred	—	—	—	—
Amortization	246	246	739	739

Revenues	$246	$249	$739	$769

The Company recorded revenues from the collaboration agreement with Roche, comprising 100% of total revenues during the three and nine months ended June 30, 2011 and 2010. Revenues during each period primarily reflect amortization of up-front and subsequent collaborative and license payments received from Roche previously recorded as deferred revenue.

Roche - In October 2004, the Company entered into a collaboration and license agreement with Roche to develop PSI-6130 and PSI-6130 prodrugs (including mericitabine) for treating chronic HCV infection, and to discover chemically related nucleoside analog polymerase inhibitors pursuant to a research collaboration. The research collaboration ended in December 2006. The Company granted Roche worldwide rights, excluding Latin America and Korea, to PSI-6130 and its prodrugs (including mericitabine). Roche paid the Company an up-front payment of $8.0 million in 2004 and agreed to pay future research and development costs. The up-front payment has been recorded as deferred revenue and is being amortized over the estimated development period. The portion of the above payments recorded as deferred revenue on the Company’s balance sheets as of June 30, 2011 and September 30, 2010 was approximately $2.2 million and $3.0 million, respectively. Roche is also required to make certain future payments to the Company upon the achievement of predefined mericitabine development and marketing milestones in Roche’s territories. In addition, the Company will receive royalties paid as a percentage of total annual net product sales, if any, in Roche’s territories, and the Company will be entitled to receive one time performance payments should net sales from the product exceed specified thresholds.

The Company retained certain co-promotion rights in the United States. The Company will be required to pay Roche royalties on net product sales, if any, in the territories the Company has retained. Prior to the transfer of the IND for mericitabine to Roche, which occurred during December 2008, Roche funded and the Company was responsible for preclinical work, the IND submission, and the initial clinical trial, while Roche managed other preclinical studies and clinical development. Roche reimbursed the Company approximately $3 thousand during the three months ended June 30, 2010 under this agreement, and $42 thousand during the nine months ended June 30, 2010. Roche will continue to fund all of the expenses of, and be responsible for, other preclinical studies and future clinical development of mericitabine in the territories licensed to Roche. Roche and the Company will continue to jointly oversee all development and marketing activities of mericitabine in the territories licensed to Roche.

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

Prepayment of the loans made pursuant to the Loan Agreement is subject to penalty and substantially all of the Company’s tangible and intangible assets (except for intellectual property) are pledged as collateral for the Loan Agreement. Future total principal repayments of the three Notes amount to $1.3 million in fiscal 2011, $3.0 million in fiscal 2012, and $0.1 million in fiscal 2013. There are no additional borrowings available under the Loan Agreement.

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

In conjunction with entering into the Loan Agreement, the Company granted warrants to the lender to purchase shares of the Company’s common stock (See Note 8 – Stockholders’ Equity and Warrants). Since these warrants were granted in conjunction with entering into the Loan Agreement and with the intention of executing promissory notes, the relative fair value of the warrant was recorded as equity and deferred interest as the warrants became exercisable and the deferred financing costs and debt discount are being amortized over the term of the promissory notes using the effective interest method.

7. STOCK COMPENSATION

The Company’s 1998 Stock Plan (“1998 Plan”), as amended, was originally adopted by its board of directors during 1998 and subsequently amended in 2000, 2004 and 2006. A maximum of 3,517,015 shares of the Company’s common stock were authorized for issuance under the 1998 Plan. Upon the closing of the Company’s initial public offering, which occurred on May 2, 2007, the Company adopted the 2007 Equity Incentive Plan (“2007 Plan”). Upon the adoption of the 2007 Plan, no additional awards were issued under the 1998 Plan and the shares remaining for future grant under the 1998 Plan were transferred to the 2007 Plan. The purpose of the 2007 Plan is to provide an incentive to officers, directors, employees, independent contractors, and to other persons who provide significant services to the Company. On September 23, 2009, the Company’s stockholders approved amendments to the “2007 Plan” to remove a provision that allowed for repricing stock options without stockholder approval, added certain minimum vesting periods for nonperformance based grants, and increased the number of shares authorized under the 2007 Plan by 1,000,000 shares (the “Revised 2007 Plan”). On March 23, 2011, the Company’s stockholders approved additional amendments to the Revised 2007 Plan to implement fungible share counting, to clarify repricing provisions, and to increase the number of shares authorized under the Revised 2007 Plan by 2,000,000 shares. As of June 30, 2011, 2,215,925 shares of the Company’s common stock were reserved for future grants under the Revised 2007 Plan of stock options, stock appreciation rights, restricted stock, deferred stock, restricted stock units, performance shares, phantom stock, and similar types of stock awards as well as cash awards. Options granted under the Revised 2007 Plan may be either “incentive stock options,” as defined under Section 422 of the Internal Revenue Code or nonstatutory stock options. Options granted under the Revised 2007 Plan shall be at per share exercise prices equal to the fair value of the shares on the dates of grant. The Revised 2007 Plan will terminate in fiscal 2017 unless it is extended or terminated earlier pursuant to its terms.

Stock Options - The assumptions used and weighted-average information for employee and director grants for the three and nine months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Risk free interest rate	2.29%	2.93%	1.69%	2.91%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected lives (years)	6.11	6.11	6.01	6.00
Expected volatility	63.04%	68.28%	62.23%	64.26%
Weighted-average fair value of options granted	$61.38	$21.06	$19.34	$13.17

Generally, stock options granted under these plans have a contractual life of ten years and vest pro rata over three or four year terms. A summary of the Company’s stock option activity during the nine months ended June 30, 2011 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding - September 30, 2010	2,796,289	$12.66
Granted (unaudited)	540,287	$32.46
Exercised (unaudited)	(130,633)	$15.39
Forfeited (unaudited)	(38,751)	$20.46

Outstanding - December 31, 2010 (unaudited)	3,167,192	$15.83
Granted (unaudited)	12,250	$54.30
Exercised (unaudited)	(127,434)	$16.83
Forfeited (unaudited)	(29,914)	$26.46

Outstanding - March 31, 2011 (unaudited)	3,022,094	$15.80

Granted (unaudited)	5,900	$61.38
Exercised (unaudited)	(452,267)	$10.83
Forfeited (unaudited)	(3,334)	$6.75

Outstanding - June 30, 2011 (unaudited)	2,572,393	$16.89

Exercisable - September 30, 2010	1,788,794	$9.23

Exercisable - December 31, 2010 (unaudited)	1,923,047	$10.25

Exercisable - March 31, 2011 (unaudited)	1,910,393	$10.20

Exercisable - June 30, 2011 (unaudited)	1,551,209	$10.49

The range of exercise prices of stock options outstanding at June 30, 2011 was $3.00 to $116.90. The weighted average remaining contractual life of stock options outstanding at June 30, 2011 was 6.81 years. The total intrinsic value of options exercised during the nine months ended June 30, 2011 was $49,326,813. The Company recognized compensation expense of $1,905,351 and $1,160,216 during the three months ended June 30, 2011 and 2010, and $5,555,505 and $4,059,496 during the nine months ended June 30, 2011 and 2010, respectively, related to stock options issued to non-employees and employees. As of June 30, 2011 and September 30, 2010, $12,750,664 and $8,048,915 respectively, of deferred stock-based compensation expense related to non-employee and employee stock options remained unamortized. The unamortized amount of $12,750,664 as of June 30, 2011 has a weighted-average period of approximately 1.42 years to be recognized.

Outstanding as of June 30, 2011				Exercisable as of June 30, 2011
Number of Options	Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
719,530	3.00 - 4.49	4.22	$3.48	719,530	$3.48
4,834	4.50 - 5.99	5.78	$5.62	4,834	$5.62
3,334	6.00 - 7.49	2.71	$6.75	3,334	$6.75
86,666	7.50 - 10.49	5.86	$8.88	86,666	$8.88
407,444	10.50 - 15.00	6.32	$13.65	325,418	$13.64
811,235	15.01 - 29.99	7.83	$20.31	384,601	$19.86
533,450	30.00 - 61.99	9.29	$32.75	26,826	$32.23
5,900	62.00-116.90	9.88	$103.28	—	$—

As of June 30, 2011, after considering estimated forfeitures, there were 2,510,684 options outstanding that were either vested or expected to vest in the future, of which 1,551,209 options were currently exercisable, with weighted average exercise prices of $16.62 and $10.49 per share, aggregate intrinsic values of $239,976,649 and $157,779,525 and weighted average remaining contractual terms of 6.76 and 6.81 years, respectively.

Restricted Stock –Restricted stock has been issued to the Company’s non-employee directors and to a consultant. Restricted stock issued to non-employee directors prior to fiscal 2010 vested no later than one year from the date of issuance, as long as the director remained in continuous service to the Company as of the vest date. Restricted stock issued to non-employee directors subsequent to fiscal 2009 vests 50% on the first anniversary of the date of grant, 25% on the second anniversary, and 25% on the third anniversary, provided that the director is and has remained in continuous service to the Company as a director as of such anniversary. Restricted stock issued to a consultant vests equally on a quarterly basis over four years.

With regard to restricted stock granted to non-employee directors, the fair value of the restricted stock issued was determined using the closing price of the Company’s common stock as reported on the Global Select Market of The NASDAQ Stock Market LLC (“NASDAQ”) on the date of grant and is recognized as stock-based compensation expense as the shares vest over the vesting period. With regard to the restricted stock granted to the consultant, stock-based compensation expense equal to the fair value of the restricted shares that vest is recorded on a quarterly basis over the vesting period of four years. The fair value of each of the restricted shares that vest is equal to the fair value of a share of the Company’s common stock as of each vesting date.

A summary of the Company’s restricted stock activity during the nine months ended June 30, 2011 is as follows:

Number of
Shares
Outstanding - September 30, 2010	66,666
Granted	—
Forfeited	—

Outstanding - December 31, 2010	66,666
Granted	10,000
Forfeited	(1,000)

Outstanding - March 31, 2011	75,666
Granted	—
Forfeited	—

Outstanding - June 30, 2011	75,666

As of June 30, 2011, holders were vested in 60,666 of the 75,666 restricted shares outstanding, leaving a total of 15,000 restricted shares unvested as of quarter end. The weighted average fair value of the shares granted in fiscal 2011 was $66.24 per share.

The Company recognized compensation expense of $266 thousand and $234 thousand during the nine months ended June 30, 2011 and 2010, respectively, related to restricted stock issued to its non-employee directors and to the consultant. Unrecognized compensation expense for the restricted shares granted to the non-employee directors was $0.7 million at June 30, 2011. This amount will be recognized over the remaining vesting period of the restricted shares.

8. STOCKHOLDERS’ EQUITY AND WARRANTS

Common Stock - As of June 30, 2011, the Company had 100,000,000 shares of common stock authorized with a par value of $0.001 per share and the Company had reserved 2,572,393 shares of common stock for issuance upon the exercise of outstanding common stock options. Also, 2,215,925 shares of the Company’s common stock were reserved for future grants of stock options (or other similar equity instruments) under the Company’s Revised 2007 Plan as of June 30, 2011. In addition, 38,727 shares of the Company’s common stock were reserved for future exercise of outstanding warrants as of June 30, 2011.

On January 26, 2011, the Company completed an underwritten public offering of 2,795,000 shares of the Company’s common stock, which includes the underwriter’s exercise in full of its over-allotment option of 495,000 shares and excludes 1,000,000 shares that were sold by selling stockholders, for a price to the public of $46.33 per share. The underwriter purchased the shares from the Company at a price of $44.25, pursuant to an underwriting agreement. The Company’s net proceeds from the sale of the shares, after deducting the underwriter’s discount and offering expenses, were $123.4 million.

Warrants - In conjunction with entering into a Loan Agreement and with executing three secured promissory notes (See Note 6 - Debt), the Company granted warrants to the lender to purchase 127,248 shares of the Company’s common stock at an exercise price of $12.05 per share. During the three months ended March 31, 2011, the lender elected to exercise 24,896 warrants using the net issuance method, which resulted in the issuance of 20,282 shares of common stock by the Company. During the three months ended December 31, 2010, the lender elected to exercise 63,625 warrants using the net issuance method, which resulted in the issuance of 45,848 shares of common stock by the Company. The remaining warrants expire seven years from the date of grant (or upon a change of control as defined in the Loan Agreement) as follows: 22,130 expire on September 30, 2014 and 16,597 expire on March 28, 2015.

9. INCOME TAXES

The provision (benefit) for income taxes was $0 during the three months ended June 30, 2011 and 2010, and ($973 thousand) and $0 for the nine months ended June 30, 2011 and 2010, respectively. The Company’s effective tax rate was 0% for the three months ended June 30, 2011 and 2010, and (1.5)% and 0% for the nine months ended June 30, 2011 and 2010, respectively. The benefit for income taxes recorded and the effective tax rate for the nine months ended June 30, 2011 solely reflect the reversal of a valuation allowance previously recorded against the Company’s New Jersey State net operating losses (“NOL”) that resulted from the Company’s sale of $12.3 million of its New Jersey State NOLs under the State of New Jersey’s Technology Business Tax Certificate Transfer Program (the “Program”) for cash of $973 thousand, net of commissions. The Program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of NOLs and defined research and development tax credits for cash. The remaining net deferred tax asset as of June 30, 2011 remains fully offset by a valuation allowance due to the Company’s history of losses.

As of September 30, 2010, the Company had United States federal NOL carryforwards of approximately $219.5 million available to offset future taxable income, if any. Of the federal NOLs, $14.1 million was generated from windfall tax benefit stock option deductions. The tax benefit of this portion of the federal NOL will be accounted for directly to equity as additional paid in capital as the stock option related losses are utilized. As of September 30, 2010, the Company also had research and development tax credits of $0.1 million available to offset future tax liabilities. The loss carryovers and the research and development tax credits expire over a period of 2020 to 2030.

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

On October 29, 2010, the Company was awarded two grants ($244,479 each) totaling $489 thousand under the IRS Qualifying Therapeutic Discovery Project (“QTDP”) program, which was created by Congress as part of the Patient Protection and Affordable Care Act of 2010. The grants were received on November 12, 2010. One of the grants was awarded for the development of PSI-7977 and the other grant was awarded for the development of PSI-938 or PSI-661. All three of these product candidates are being developed for the treatment of HCV and all of the $489 thousand was recorded as “Other income” in the Statement of Operations during the three months ended December 31, 2010.

10. COMMITMENTS AND CONTINGENCIES

The Company has entered into an operating lease for office and laboratory space located in Princeton, New Jersey through May 22, 2015. The Company has also entered into an operating lease for office space located in Durham, North Carolina through December 31, 2015.

As of June 30, 2011, minimum future payments under non-cancellable operating leases are as follows:

June 30, 2011
(In thousands)
Fiscal 2011	229
Fiscal 2012	918
Fiscal 2013	920
Fiscal 2014	922
Fiscal 2015	625
Thereafter	22

Total minimum payments required	$3,636

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

Overview

We are a clinical-stage pharmaceutical company committed to discovering, developing, and commercializing novel drugs to treat viral infections. Our primary focus is on the development of nucleoside/tide analogs as oral therapeutics for the treatment of chronic hepatitis C virus (“HCV”) infection. Nucleoside/tide analogs are a class of compounds which act as alternative substrates for the viral polymerase, thus inhibiting viral replication. We currently have three clinical-stage product candidates, two of which we are developing ourselves and one of which we are developing with a strategic partner. We are also advancing certain preclinical candidates in preparation for clinical development. Our three clinical stage product candidates are:

•	PSI-7977, an HCV uracil nucleotide analog polymerase inhibitor that is in the following studies:

•

PROTON, a 12-week Phase 2b dose-finding study in combination with Pegasys® (pegylated interferon) plus Copegus® (ribavirin), (herein also referred to as Peg-IFN/RBV) in subjects with HCV genotypes 1, 2 or 3.

•	ELECTRON, an exploratory Phase 2 study in combination with ribavirin, administered without and with varying durations of pegylated interferon, in subjects with HCV genotypes 1, 2 or 3.

•	ATOMIC, a 12 and 24-week Phase 2b duration-finding study in combination with Peg-IFN/RBV in subjects with HCV genotypes 1, 4, 5 and 6; and

•	A 24-week proof of concept study in combination with BMS-790052, Bristol-Myers Squibb Company’s (“BMS”) NS5A replication complex inhibitor;

We and Tibotec Pharmaceuticals (“Tibotec”) are also planning to initiate a Phase 2 proof of concept study of PSI-7977 in combination with TMC435, Tibotec’s protease inhibitor, during the second calendar half of 2011.

•

PSI-938, an HCV guanine nucleotide analog polymerase inhibitor that recently completed NUCLEAR, a Phase 1 study with PSI-7977 in subjects with HCV genotype 1. We plan to initiate QUANTUM, a Phase 2 study of PSI-938 in combination with PSI-7977 during the third calendar quarter of 2011; and

•

Mericitabine (or RG7128), an HCV cytosine nucleoside polymerase inhibitor we are developing through a strategic collaboration with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (collectively, “Roche”). Mericitabine is being evaluated in three Phase 2b studies, PROPEL, JUMP-C, and Matterhorn in subjects with HCV genotypes 1 or 4. Mericitabine is also being studied in an interferon-free study, the INFORM-SVR study, in combination with ritonavir-boosted danoprevir with and without Copegus® (ribavirin). All of the studies involving mericitabine are being conducted by Roche.

We are continuing to research nucleoside/tide analogs (both pyrimidines and purines) with the intention of identifying additional product candidates that can be used in combination with our nucleoside/tides, mericitabine and PSI-7977, in combination with other classes of direct acting antivirals (“DAAs”), or with pegylated interferon and/or ribavirin for the treatment of HCV. We have identified proprietary nucleotide prodrugs that are referred to as phosphate prodrugs because they have the ability to deliver the biologically available monophosphate forms of the compounds into infected liver cells, thus bypassing a rate-limiting step in the metabolic pathway to the active triphosphate form of the drug. The goal of these efforts is to identify compounds with improved potency, safety, convenience, oral bioavailability, and increased intrahepatic nucleotide triphosphate levels. Certain of these compounds have demonstrated exceptional in vitro anti-HCV activity, with up to 100 times greater potency than PSI-6130 (of which mericitabine is a prodrug). Early studies in animals indicate that several of these compounds can achieve concentrations of the active triphosphate form in the liver up to 1000 times higher than PSI-6130 at equivalent doses.

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
PSI-7977

•    In PROTON, a 12-week Phase 2b dose-finding study in combination with Peg-IFN/RBV in subjects with HCV genotypes 1, 2, or 3.

•    In ELECTRON, a 2-part Phase 2 exploratory study. Part 1 is in combination with ribavirin, administered without and with varying durations of pegylated interferon, in subjects with HCV genotypes 2 or 3, and Part 2 as monotherapy in subjects with HCV genotypes 2 or 3, and in combination with Peg-IFN/RBV for 8 weeks in subjects with HCV genotypes 2 or 3 and 12 weeks in subjects with HCV genotype 1 who are prior null responders.

•    In ATOMIC, a 12 and 24 week Phase 2b duration-finding study in combination with Peg-IFN/RBV in subjects with HCV genotypes 1, 4, 5 or 6.

•    In a 24-week proof of concept study in combination with BMS-790052, Bristol-Myers Squibb Company’s NS5A replication complex inhibitor.

		• Complete enrollment of Part 2 of ELECTRON during the third calendar quarter of 2011. • Initiate a proof of concept study of PSI-7977 in combination with TMC435 during the second calendar half of 2011[1]. • Report SVR12 results from the genotype 1 arms of the Phase 2b “PROTON” study during the second calendar half of 2011. • Report SVR12 results from Part 1 of ELECTRON during the second calendar half of 2011.	—

PSI-938	• Recently completed NUCLEAR, a Phase 1 study with PSI-7977 in subjects with HCV genotype 1. • Planning for QUANTUM, a Phase 2b study in combination with PSI-7977 and as monotherapy in subjects with multiple HCV genotypes.	• Initiate QUANTUM, a Phase 2b study in combination with PSI-7977 and as monotherapy in subjects with multiple HCV genotypes during the third calendar quarter of 2011.	—

mericitabine (or RG7128)

•    Completing the Phase 2b “PROPEL” and “JUMP C” studies in subjects with HCV genotypes 1 or 4.

•    In Matterhorn, a Phase 2 study designed to evaluate g danoprevir and Copegus® (ribavirin) in combination with mericitabine and/or Pegasys® in subjects with HCV genotype 1.

•    In the interferon-free INFORM-SVR study in subjects with HCV genotype 1.

•    All of the studies involving mericitabine are being conducted by Roche.

•    Initiate a Phase 2b study to be conducted by Roche in subjects with HCV genotypes 2 or 3 during the second half of calendar year 2011.

•    Roche expects to report final data from the Phase 2b “PROPEL” and “JUMP-C” studies during the second half of calendar year 2011.

•    Roche has indicated that they anticipate submitting a marketing application for mericitabine in calendar year 2014.

Roche

1	During July 2011, we entered into a clinical collaboration agreement with Tibotec Pharmaceuticals (“Tibotec”) to evaluate the safety and efficacy of PSI-7977 in combination with TMC435, Tibotec’s investigational protease inhibitor, for the treatment of HCV. Tibotec is responsible for all costs of the study, except for the cost of PSI-7977, which will be supplied by Pharmasset. Neither party has licensed any commercial rights to the other party.

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

At least six major genotypes of HCV have been identified, each with multiple subtypes. Genotypes are designated with numbers (genotypes 1-6) and subtypes with letters. HCV genotypes 1, 2, 3, and 4 have a worldwide distribution, but their prevalence varies from one geographic area to another. Genotype 1 and its subtypes (1a and 1b) are the most common genotype globally, accounting for approximately 70% of infections. In the United States, approximately 67% and 33% of all of the genotype 1 HCV infections are subtypes 1a and 1b, respectively. Patients with genotype 2 or 3 represent approximately 25% of the worldwide chronically infected HCV population and the remaining five percent is comprised of genotypes 4 through 6. Worldwide sales of HCV drugs in 2005 were approximately $2.2 billion and are forecasted to reach more than $8.0 billion in 2015. Historically, sales of HCV drugs increase as new therapies are introduced that improve the sustained virologic response (“SVR”), defined as the inability to detect HCV RNA in a patient’s blood 24 weeks after discontinuation of therapy, with a standard polymerase chain reaction (“PCR”) test, which measures the amount of HCV in the blood.

Limitations of Current HCV Infection Therapy

Prior to the introduction of two new protease inhibitors, Victrelis (boceprevir) and Incivek (telaprevir) in the U.S. in the second calendar quarter of 2011, the standard of care for treating HCV was a combination of pegylated interferon plus ribavirin (“Peg-IFN /RBV”). Pegylated interferon is a modified version of alpha interferon, a protein that occurs naturally in the human body and boosts the immune system’s ability to fight viral infections. Roche, our collaboration partner in the development of mericitabine, is the market leader in sales of pegylated interferon and branded ribavirin under the brand names Pegasys® and Copegus®, respectively. Patients were given pegylated interferon as a weekly injection, administered together with twice daily ribavirin tablets. Peg-IFN/RBV has limitations that result in less than optimal SVR rates. Substantial side effects can render treatment intolerable for many patients. For example, patients treated with Peg-IFN/RBV can have difficulties with fatigue, bone marrow suppression, anemia, and neuropsychiatric effects. In addition, genotype 1 patients typically receive 48 weeks of Peg-IFN/RBV, but less than 50% of these patients achieve an SVR, which many physicians and patients consider a low rate of success. Between 60% and 80% of the genotype 2 and 3 patients treated with Peg-IFN/RBV for 24 weeks achieve an SVR. The occurrence of side effects combined with the inconvenient treatment regimen can result in many patients not completing therapy. Furthermore, a majority of individuals with HCV are unable to be treated with interferon due to contraindications, such as advanced liver disease or psychiatric conditions. The less than optimal antiviral efficacy, potential for dose-limiting side effects (some of which can be serious), contraindications, and inconvenient dosing regimen illustrate the unmet medical need of the currently available Peg-IFN/RBV. Current therapies may also not directly target the virus, suggesting additional patient benefit from agents which directly interfere with HCV replication.

With the introduction of Victrelis and Incivek in the U.S. in the second calendar quarter of 2011, either new drug is now available for inclusion with Peg-IFN/RBV for treating HCV genotype 1. These two new treatment regimens for HCV offer improved SVR rates for those patients who can tolerate the triple combination therapy. However, the two new protease inhibitors have not been approved for use in HCV genotypes 2,3,4,5 and 6 and have lower barriers to resistance than nucleoside/tides currently being developed.

Nucleoside/tide Analogs and Other Direct Acting Antivirals for HCV

HCV has several viral specific enzymes that are essential for its replication, thus providing multiple opportunities for therapeutic intervention. Many drug developers have focused on three of the HCV proteins: protease (“NS3”), polymerase (“NS5b”), and more recently, another protein, “NS5a.” The goal of HCV drug development is to discover and develop molecules that have a high affinity for binding to these enzymes thereby inhibiting enzymatic activity and, in turn, inhibiting viral replication. These compound classes are often referred to as protease inhibitors, polymerase inhibitors, and NS5a inhibitors. There are two types of polymerase inhibitors, each with a different mechanism of action. Nucleoside/tide analog polymerase inhibitors work by acting as alternative substrates that block the synthesis of HCV RNA, which is essential for the virus to replicate. The other type of polymerase inhibitor, non-nucleoside polymerase inhibitors, binds directly to the polymerase enzyme, causing a change in its shape. This conformational change inhibits its enzymatic activity.

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

Summary of Nucleoside/tide Analogs and Their Potential Use as Future Therapy

Current market research identifies the three most important attributes for improving HCV therapy, in order of importance, as: greater efficacy, improved tolerability, and shorter duration of treatment. Most efforts to improve SVR rates focus on adding a DAA to Peg-IFN/RBV. It is hoped that the addition of a DAA which directly inhibits viral growth will result in a more efficacious therapy with a favorable safety profile compared to that of interferon and ribavirin.

We and other developers of HCV DAAs are also currently investigating combination treatments with two or more DAAs in the absence of interferon. These DAA combinations may include a nucleoside/tide with a protease (or replication complex) inhibitor, such as PSI-7977 with BMS-790052, PSI-7977 with TMC435, or mericitabine with Roche’s ritonavir-boosted danoprevir, which is currently in the INFORM studies being conducted by Roche. These DAA combinations may also include one nucleoside/tide combined with a second complementary nucleoside/tide, such as PSI-938 and PSI-7977. We believe the use of two DAAs would improve tolerability and may lead to a shorter duration of treatment. Due to the unique attributes of nucleoside/tides, including their ability to have complementary resistance profiles and to show comparable activity across a broad spectrum of HCV genotypes, we believe that dual nucleoside/tides combinations could possess advantages over other DAA combinations that do not contain a nucleoside/tide.

Pyrimidine Nucleoside/tide Product Candidates

PSI-7977 Development in Combination with Peg-IFN/RBV

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

Phase 2a Study. During January 2010, we initiated a 28-day Phase 2a study of PSI-7977 and enrolled 63 subjects with genotype 1 chronic HCV infection who had not been treated previously. The primary goal of the study was to determine the safety and tolerability of PSI-7977 in combination with Peg-IFN/RBV. The primary efficacy endpoint of the trial was the proportion of subjects who achieved HCV RNA below the limit of detection (15IU/mL), or an RVR. Subjects will continue to be followed through an SVR endpoint. Subjects were randomized to receive one of four treatments:

•	PSI-7977 100mg QD in combination with Peg-IFN/RBV for 28 days, followed by 44 weeks of Peg-IFN/RBV alone (n=16)

•	PSI-7977 200mg QD in combination with Peg-IFN/RBV for 28 days, followed by 44 weeks of Peg-IFN/RBV alone (n=18)

•	PSI-7977 400mg QD in combination with Peg-IFN/RBV for 28 days, followed by 44 weeks of Peg-IFN/RBV alone (n=15)

•	A control arm with placebo in combination with Peg-IFN/RBV for 48 weeks (n=14)

The baseline HCV RNA for subjects enrolled in the study ranged from 6.3 to 6.6 log10 IU/mL across the cohorts. Results from this study are summarized in the following table:

Study Arm	Mean decrease in HCV RNA (log10 IU/mL) at Day 28	Percentage of Subjects with HCV RNA below LLOD[1] (<15 IU/mL) at Day 28
100mg PSI-7977 QD + Peg-IFN/RBV	-5.32	88% (14/16)
200mg PSI-7977 QD + Peg-IFN/RBV	-5.06	94% (17/18)
400mg PSI-7977 QD + Peg-IFN/RBV	-5.33	93% (14/15)
Placebo + Peg-IFN/RBV	-2.80	21% (3/14)

1 – LLOD means lower limit of detection by Roche Taqman Assay

PSI-7977 treatment in combination with Peg-IFN/RBV for 28 days was generally safe and well tolerated with no dose discontinuations due to adverse events and no dose-related laboratory parameter changes.

Phase 2b Dose-Finding Study (“PROTON”). In August 2010, we began dosing of PSI-7977 in combination with Peg-IFN/RBV in “PROTON”, a 12-week Phase 2b dose-finding study. This study is evaluating PSI-7977 200mg QD and 400mg QD in combination with Peg-IFN/RBV in 121 treatment-naïve subjects with HCV genotype 1. The primary goal of the study is to assess the safety and tolerability of PSI-7977 in combination with Peg-IFN/RBV for 12 weeks. The primary efficacy endpoint of the study is the proportion of subjects who achieve an SVR12 and SVR24, defined as HCV RNA below the limit of detection (<15 IU/ml) 12 and 24 weeks, respectively, after the discontinuation of therapy. Subjects receiving PSI-7977 in combination with Peg-IFN/RBV for 12 weeks will discontinue treatment at week 24 if their HCV RNA is below the level of detection at week 4 through week 12; otherwise, subjects are expected to continue on Peg-IFN/RBV through week 48. Subjects were randomized into one of three arms as follows:

•	PSI-7977 200mg QD in combination with Peg-IFN/RBV for 12 weeks, followed by 12 or 36 weeks of Peg-IFN/RBV (n=48),

•	PSI-7977 400mg QD in combination with Peg-IFN/RBV for 12 weeks, followed by 12 or 36 weeks of Peg-IFN/RBV (n=47), and

•	A control arm with placebo in combination with Peg-IFN/RBV for 48 weeks (n=26).

Interim results from the first 12 weeks of treatment for the above three arms of the study were presented at the Annual Meeting of the European Association for the Study of the Liver (“EASL”) held March 30, 2011 through April 3, 2011 and included the following:

•

PSI-7977 200mg and 400mg in combination with Peg-IFN/RBV demonstrated potent on-treatment antiviral activity as a combined 93 of 95 subjects, or 98%, achieved an RVR and 91 of 95 subjects, or 96%, had HCV RNA levels below the limit of detection at week 12;

•	On-treatment viral kinetics were consistent across all 95 subjects with responses independent of IL28B genotype and other predictors of poor response to interferon;

•	No discontinuations due to PSI-7977 were reported and no viral breakthrough was observed in any subject on PSI-7977 in combination with Peg-IFN/RBV through week 12;

•

90 of 95 randomized (and 90 of 91 evaluable at week 12) subjects had HCV RNA levels below the limit of detection at week 4 through week 12 and are therefore eligible to discontinue treatment at week 24. One subject discontinued all treatment at day 14 with an HCV RNA level below the limit of detection, a second subject had a 5.27 log10 decline at week 4 and was below the limit of detection from weeks 6 through 12, and three adverse events related to Peg-IFN/RBV that led to the discontinuation of all medications in three subjects.

We expect to report SVR12 results from the above arms of the study during the second half of calendar year 2011.

In a fourth, open label arm of the study, we enrolled 25 treatment-naïve subjects with HCV genotypes 2 or 3. Twenty-four subjects received 12 weeks of PSI-7977 400mg QD in combination with Peg-IFN/RBV with no Peg-IFN/RBV follow-up. One subject was lost to follow-up after the first visit. Final results from this open label arm indicated:

•	All 24 subjects had HCV RNA levels below the limit of detection 24 weeks after the discontinuation of all therapy (“SVR24”);

•	All 24 subjects achieved an RVR and remained below the limit of detection through the 12 week treatment period;

•	On-treatment viral kinetics were consistent across all 24 subjects with responses independent of IL28B genotype and other predictors of poor response to interferon;

•	There was no post-therapy relapse through 24 weeks and no virologic breakthrough during therapy;

•	There were no serious adverse events and no discontinuations due to adverse events; and

•	There were no clinically significant, treatment emergent trends in any clinical laboratory parameters.

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

We completed enrollment of 40 subjects in the above arms of this study during the second calendar quarter of 2011.

During June 2011, we added “Part 2” to the ELECTRON study. Part 2 of the ELECTRON study is expected to enroll an additional 30 subjects and to consist of three additional treatment arms as follows:

•	PSI-7977 400mg QD monotherapy for 12 weeks in treatment-naïve subjects with HCV genotype 2 or 3;

•	PSI-7977 400mg QD with Peg-IFN/RBV for 8 weeks in treatment-naïve subjects with HCV genotype 2 or 3; and

•	PSI-7977 400mg QD with Peg-IFN/RBV for 12 weeks in HCV genotype 1 subjects with a prior null response (less than a 2.00 log10 IU/mL reduction in HCV RNA after 12 weeks of Peg-IFN/RBV).

We expect to have enrollment of the three additional arms in Part 2 of the ELECTRON study complete during the third calendar quarter of 2011, and we expect to report SVR12 results from Part 1 of the ELECTRON study during the second calendar half of 2011.

Phase 2b Study (“ATOMIC”). During March 2011, we initiated “ATOMIC”, a Phase 2b study evaluating PSI-7977 400mg QD and ribavirin with either 12 or 24 weeks of pegylated interferon in approximately 300 treatment-naïve subjects with HCV genotype 1. An additional 25 treatment-naïve subjects with HCV genotype 4, 5, 6 or indeterminate genotype, will receive PSI-7977 400mg QD with peginterferon and ribavirin for 24 weeks. The primary endpoint of the study will be the safety and tolerability of PSI-7977 in combination with Peg-IFN/RBV for 12 and 24 weeks. The study will be conducted in the United States and subjects will be randomized (1:2:3) into the following arms:

•	PSI-7977 400mg QD with Peg-IFN/RBV for 12 weeks;

•	PSI-7977 400mg QD with Peg-IFN/RBV for 24 weeks; or

•	PSI-7977 400mg QD with Peg-IFN/RBV for 12 weeks, followed by either PSI-7977 400mg QD monotherapy for 12 weeks or PSI-7977 400mg QD plus ribavirin for 12 weeks.

HCV genotype 1 subjects will be stratified by IL28B status and baseline HCV RNA to ensure balance across cohorts. In addition to the above studies, we are also developing PSI-7977 in combination with other DAAs.

PSI-7977 Development in Combination with DAAs

In addition to developing PSI-7977 in combination with Peg-IFN/RBV, we are also developing PSI-7977 in combination with DAAs. (See “Combination Treatment with Two or More Direct Acting Antivirals (one of our DAAs and a DAA from a collaboration partner)” and “Pharmasset’s Proprietary DAAs –In Combination and as Monotherapy” later in this section for additional information regarding the development of PSI-7977.)

Mericitabine (or RG7128) Development in Combination with Peg-IFN/RBV

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

Phase 1 Study. The adaptive Phase 1 study of mericitabine was a multiple center, observer-blinded, randomized, and placebo-controlled study designed to investigate the pharmacokinetics, pharmacodynamics, safety, tolerability, and food effect of mericitabine in healthy subjects and in subjects chronically infected with HCV genotypes 1, 2, or 3. This study provided antiviral potency data over 14 and 28 days in subjects chronically infected with HCV genotype 1, and over 28 days of treatment in subjects chronically-infected with HCV genotypes 2 or 3 who had not responded to prior interferon-based therapy. Results from the Phase 1 study indicated mericitabine was generally safe and well-tolerated, and demonstrated potent, dose-dependent antiviral activity across all cohorts when used in combination with Peg-IFN/RBV.

Phase 2b Studies. In April 2009, Roche began dosing in a Phase 2b “PROPEL” study with mericitabine. During May 2010, dosing of mericitabine triple combination therapy (mericitabine plus Peg-IFN/RBV) or placebo plus Peg-IFN/RBV in 408 treatment-naïve, genotype-1 or genotype-4 HCV-infected subjects (cirrhotic and non-cirrhotic) was completed. The trial is evaluating the dose and duration of treatment of mericitabine in combination with Peg-IFN/RBV. The primary efficacy endpoint of the trial will be the proportion of subjects that achieve an SVR. Subjects were equally randomized into one of 5 arms of the study:

•	24 weeks of total treatment, with mericitabine 500mg BID in combination with Peg-IFN/RBV for 12 weeks, followed by 12 weeks of Peg-IFN/RBV (n = 80)

•	24 weeks of total treatment, with mericitabine 1000mg BID in combination with Peg-IFN/RBV for 12 weeks, followed by 12 weeks of Peg-IFN/RBV (n = 82)

•	24 weeks of total treatment, with mericitabine 1000mg BID in combination with Peg-IFN/RBV for 8 weeks, followed by 16 weeks of Peg-IFN/RBV (n = 81)

•	48 weeks of total treatment, with mericitabine 1000mg BID in combination with Peg-IFN/RBV for 12 weeks, followed by 36 weeks of Peg-IFN/RBV (n = 81)

•	A control arm with placebo in combination with Peg-IFN/RBV for 48 weeks (n = 84)

Subjects in the 24 week cohorts discontinued treatment at week 24 if they achieved a rapid virologic response (“RVR”), defined as HCV RNA below the limit of detection (<15 IU/mL as measured by Roche TaqMan assay) four weeks after the initiation of treatment, that is maintained until week 22, a strategy known as “response-guided” treatment. Subjects who did not meet these virologic criteria will continue on Peg-IFN/RBV until week 48.

An interim analysis of all 408 subjects that completed the first 12 weeks of the PROPEL study presented by Roche at the 2010 Annual Meeting of the American Association for the Study of Liver Diseases indicated the following:

•

Mericitabine 1000mg BID with Peg-IFN/RBV for 12 weeks achieved a high rate of complete Early Virologic Response (“cEVR”, defined as HCV RNA below the level of detection 12 weeks after the initiation of treatment) of 83% with no on-treatment viral breakthrough,

•

The safety and tolerability of mericitabine 1000mg BID with Peg-IFN/RBV were comparable to placebo/Peg-IFN/RBV with no renal or hematologic safety signals, and a discontinuation rate similar to placebo/Peg-IFN/RBV, and

•	No drug resistance was observed in subjects treated with up to 12 weeks of mericitabine.

An amendment to the protocol for the PROPEL study has been implemented which allows subjects who were initially randomized to the placebo/Peg-IFN/RBV arm and who are non-responders to receive open label mericitabine 1000mg BID in combination with Peg-IFN/RBV for 24 weeks, followed by an additional 24 weeks of Peg-IFN/RBV. Non-response is defined as a subject who does not achieve at least a 2 log decline in HCV RNA by week 12 of therapy, or who has HCV RNA above the limit of detection (15 IU/mL) at week 24 of therapy. This amendment will provide longer-term treatment data on subjects with prior non-response to Peg-IFN/RBV, including demonstrated null responders. Final data from the PROPEL study is expected to be available during the second half of calendar year 2011.

Roche is also conducting a 24-week Phase 2b “JUMP-C” study of mericitabine in combination with Peg-IFN/RBV in 166 treatment-naïve subjects with HCV genotypes 1 and 4 to evaluate the safety and efficacy of mericitabine in combination with Peg-IFN/RBV. Subjects with HCV RNA below the limit of detection at the end of week 4 through week 22 will stop all therapy (mericitabine and Peg-IFN/RBV) at week 24, while subjects who do not meet this response guideline will receive a full 48 weeks of Peg-IFN/RBV. Supportive data from this study could provide the flexibility for longer dosing of mericitabine which may be required in some populations, as well as combinations of mericitabine with other DAAs currently in development. This study completed enrollment during the second calendar quarter of 2010 and is being conducted at sites in the U.S. and Canada. Subjects were initially equally randomized into one of two arms of the study:

•	24 weeks of treatment, with mericitabine 1000mg BID in combination with Peg-IFN/RBV (n = 81)

•	A control arm with placebo and Peg-IFN/RBV for 48 weeks (n = 85)

An interim analysis of all 81 subjects that completed the first 24 weeks of the JUMP-C study was delivered by Roche at the Annual Meeting of the European Association for the Study of the Liver (“EASL”) held March 30, 2011 through April 3, 2011 and included the following:

•

After 24 weeks of treatment of mericitabine 1000mg BID with Peg-IFN/RBV, 74 of 81 subjects, or 91%, had HCV RNA levels below the limit of detection at week 24, and 49 of 81 subjects, or 60%, had HCV RNA levels below the limit of detection at week 4 through week 22. Of those 49 subjects, 37 subjects, or 76%, had HCV RNA levels below the limit of detection 12 weeks after the discontinuation of all therapy (“SVR12”);

•	Mericitabine 1000mg BID with Peg-IFN/RBV were well tolerated up to 24 weeks

•	No breakthroughs observed during 24 weeks of treatment and no significant adverse events were observed;

Final data from the JUMP-C study, including SVR24 results, is expected to be available during the second half of calendar year 2011.

An amendment to the protocol for this 24-week study has been implemented which allows subjects who were initially randomized to the placebo/Peg-IFN/RBV arm and who are non-responders to receive open label mericitabine 1000mg BID in combination with Peg-IFN/RBV for 24 weeks, followed by an additional 24 weeks of Peg-IFN/RBV. Non-response is defined as a subject who does not achieve at least a 2 log decline in HCV RNA by week 12 of therapy, or who has HCV RNA above the limit of detection (15 IU/mL) at week 24 of therapy. Subjects from this study as well as the initial Phase 2b “PROPEL” study of 12 weeks’ mericitabine who are randomized to placebo/Peg-IFN/RBV (described above) will provide longer-term treatment data on subjects with prior non-response to Peg-IFN/RBV, including demonstrated null responders.

Matterhorn Study - During June 2011, Roche initiated Matterhorn, a Phase 2 study designed to evaluate ritonavir-boosted danoprevir and Copegus® (ribavirin) in combination with mericitabine and/or Pegasys®. The study is expected to enroll approximately 420 subjects with HCV genotype 1 who failed previous therapy and the primary efficacy endpoint of the study will be the proportion of subjects that achieve an SVR.

Roche plans to also initiate a Phase 2b study of mericitabine in combination with Peg-IFN/RBV in subjects with HCV genotypes 2 and 3 during the second half of calendar year 2011. Mericitabine in combination with Peg-IFN/RBV has previously demonstrated antiviral activity in HCV genotypes 2 and 3 prior non-responders in a 28 day clinical trial, with an RVR of 95% and an SVR of 65%. Roche has indicated that they anticipate submitting a marketing application for mericitabine in 2014.

Mericitabine (or RG7128) Development in Combination with DAAs

In addition to developing mericitabine in combination with Peg-IFN/RBV, we are also developing it in combination with other DAAs. (See “Combination Treatment with Two or More Direct Acting Antivirals (one of our DAAs and a DAA from a collaboration partner)” immediately below for additional information regarding the development of mericitabine).

Combination Treatment with Two or More Direct Acting Antivirals (one of our DAAs and a DAA from a collaboration partner)

The use of interferon in the treatment of HCV limits the number of patients who can or are willing to undergo therapy for HCV and may result in less compliance with treatment regimens. We believe that the combination of two or more DAAs may provide an SVR in the absence of interferon. We believe that the selection of the drugs in such combinations should focus on molecules which provide potent viral suppression, lack metabolic interaction and possess complementary resistance profiles.

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

Nucleoside/tide in Combination with a Protease Inhibitor

Clinical Collaboration Study – (our nucleotide analog polymerase inhibitor, PSI-7977, in combination with Tibotec Pharmaceuticals’ (“Tibotec”) protease inhibitor, TMC435). During July 2011, we entered into a clinical collaboration agreement with Tibotec to evaluate the safety and tolerability of PSI-7977 in combination with TMC435, Tibotec’s protease inhibitor, for the treatment of chronic HCV.

Tibotec is planning to initiate this Phase 2 proof of concept study of PSI-7977 in combination with TMC435 to evaluate the potential to achieve an SVR, defined as a level of HCV RNA in a subject that is below the limit of detection (<10 IU/ml) after the discontinuation of therapy, with an all oral, once-daily, interferon-free treatment regimen in subjects infected with HCV genotype 1. The primary goal of the study is to assess the safety, pharmacokinetics and pharmacodynamics of PSI-7977 in combination with TMC435, with and without ribavirin, in subjects chronically infected with HCV genotype 1 who had a prior null response to Peg-IFN/RBV. The study is planned to start during the second calendar half of 2011. Tibotec will be conducting the study and is responsible for all costs of the study, except for the cost of PSI-7977, which will be supplied by Pharmasset. Neither party has licensed any commercial rights to the other party.

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

Nucleotide in Combination with an NS5a Replication Complex Inhibitor

Clinical Collaboration Study – (our nucleotide analog polymerase inhibitor, PSI-7977, in combination with Bristol-Myers Squibb Company’s (“BMS”) NS5a replication complex inhibitor, BMS-790052). During January 2011, we entered into a clinical collaboration agreement with BMS to evaluate the utility of PSI-7977 in combination with BMS-790052, BMS’s NS5a replication complex inhibitor, for the treatment of chronic HCV. This collaboration represented the first cross-company collaboration combining two oral DAAs to address a significant unmet medical need in the treatment of HCV.

During May 2011, BMS initiated this Phase 2a proof of concept study of PSI-7977 in combination with BMS-790052. The study is expected to evaluate the potential to achieve an SVR, defined as a level of HCV RNA in a subject that is below the limit of detection (<10 IU/ml) after the discontinuation of therapy, with an all oral, once-daily, interferon-free treatment regimen in subjects across multiple HCV genotypes. The primary goal of the study is to assess the safety, pharmacokinetics and pharmacodynamics of PSI-7977 in combination with BMS-790052, with and without ribavirin, in approximately 84 treatment-naïve subjects chronically infected with HCV genotypes 1, 2, and 3. BMS is conducting the study and is responsible for all costs of the study, except for the cost of PSI-7977, which is being supplied by Pharmasset. Neither party has licensed any commercial rights to the other party. The study will be conducted in the U.S. and subjects will be randomized equally across each of the following arms based on HCV genotype:

HCV genotype 1 subjects:

•	PSI-7977 400mg QD for 7 days, then add BMS-790052 60mg QD for further 23 weeks;

•	PSI-7977 400mg QD and BMS-790052 60mg QD for 24 weeks; and

•	PSI-7977 400mg QD, BMS-790052 60mg QD and ribavirin for 24 weeks.

HCV genotype 2 or 3 subjects:

•	PSI-7977 400mg QD for 7 days, then add BMS-790052 60mg QD for further 23 weeks;

•	PSI-7977 400mg QD and BMS-790052 60mg QD for 24 weeks; and

•	PSI-7977 400mg QD, BMS-790052 60mg QD and ribavirin for 24 weeks.

Pharmasset’s Proprietary DAAs – In Combination and as Monotherapy

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

Due to the unique attributes of nucleoside/tides, we believe a combination of two nucleoside/tides could possess a competitive advantage over current HCV treatments and other DAA combinations under development which do not contain a nucleoside/tide. We also believe that other combinations including a protease inhibitor or non-nucleoside polymerase inhibitor may be limited in their efficacy due to (1) their limited utility in genotypes other than genotype 1, and (2) their lower barriers to resistance. Inclusion of a nucleoside/tide in such a combination may improve its barrier to resistance. A dual nucleoside/tide combination has the potential to provide therapeutic activity for all genotypes. In addition, since nucleoside/tides possess favorable resistance profiles, we believe that dual nucleoside/tide combinations could possess an advantage over other combinations that incorporate drug classes with less robust resistance profiles. This strategy of dual nucleoside/tide therapy underpins the current standard of care in HIV. Fixed-dose combinations of nucleoside/tides approved to treat HIV have long provided additional advantages, such as ease of compliance and reduced emergence of resistance.

Purine Nucleotide Product Candidates

Guanosine Program – PSI-938 and PSI-661

In 2007, we launched a purine nucleotide research and development program and in 2009, we nominated two guanine nucleotide analog polymerase inhibitors, PSI-938 and PSI-661, as development candidates. The main difference between PSI-938 and PSI-661 is that PSI-661 uses a different prodrug strategy than PSI-938. PSI-938 and PSI-661 have demonstrated potent in vitro anti-HCV activity with EC90 values of 1.43 +/- 0.67 µM and 0.01 +/- 0.005 µM, respectively. PSI-938 and PSI-661 have many of the benefits of our pyrimidine nucleoside/tide analogs, mericitabine and PSI-7977, because we believe that they:

•	Have demonstrated similar in vitro activity across multiple HCV genotypes,

•	Have a higher barrier to resistance than other classes of HCV small molecules in development, and

•	Have a lower risk of drug interactions when combined with other DAAs targeting HCV.

Furthermore, these purines are metabolized to the same active triphosphate form through a different phosphorylation pathway than the pyrimidine analogs, mericitabine and PSI-7977, thus decreasing the risk of metabolic competition during phosphorylation. The in vitro half-life of the triphosphate in primary human hepatocytes is approximately 12 hours for PSI-938 and PSI-661, which supports the exploration of once-daily dosing in early development. Importantly, PSI-938 and PSI-661 retain equivalent potency against wild type HCV as well as virus with the S282T mutation associated with in vitro resistance to other nucleoside/tide analogs under development, such as mericitabine, PSI-7977, IDX184 and INX189. In vitro resistance studies have demonstrated that resistance to PSI-938 and PSI-661 in HCV GT 2a requires three amino acid changes, including S15G, C223H, and V321I. In addition, we found that the C223H change is essentially a lethal mutation for HCV genotype 1 and is consistent with the inability to select HCV genotype 1 replicons resistant to either PSI-938 or PSI-661. PSI-7977 remains fully active against HCV genotype 2a with these mutations. Based on these characteristics, PSI-938 has been combined with our pyrimidine analog, PSI-7977, as part of a future regimen and is now the focus of upcoming trials.

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

Nucleotide in Combination with Another Nucleotide and Nucleotides as Monotherapy

Complementary Nucleotides in Combination Study - (our guanine nucleotide analog polymerase inhibitor, PSI-938, in combination with our uracil nucleotide analog polymerase inhibitor, PSI-7977). In late November 2010, we began dosing PSI-938 in “NUCLEAR”, Part 2 of a Phase 1 study that included the first combinations of a purine (PSI-938) and a pyrimidine (PSI-7977) nucleotide analog for the treatment of HCV. The cohorts within NUCLEAR evaluated PSI-938 QD, in the absence of interferon, as monotherapy and in combination with PSI-7977 QD. The primary objective of NUCLEAR was to assess the safety, tolerability and pharmacokinetics of PSI-938 alone and in combination with PSI-7977 over 14 days of dosing. The secondary objective of NUCLEAR was to evaluate the short-term change in HCV RNA.

Forty subjects with HCV genotype 1 were enrolled into one of four cohorts (10 subjects per cohort, n = 8 and placebo = 2) as follows:

•	Cohort 1 – PSI-938 300mg QD administered as monotherapy for 14 days,

•	Cohort 2 – PSI-938 300mg QD for 7 days followed by the combination of PSI-938 300mg QD plus PSI-7977 400mg QD for 7 days,

•	Cohort 3 – PSI-7977 400mg QD for 7 days followed by the combination of PSI-7977 400mg QD plus PSI-938 300mg QD for 7 days,

•	Cohort 4 – PSI-938 300mg QD plus PSI-7977 400mg QD for 14 days.

Results from Part 2 of this Phase 1 study indicated:

•	PSI-938 and PSI-7977 (individually and in combination) were generally safe and well tolerated across all cohorts;

•	There were no serious adverse events and no dose modifications or discontinuations; and

•	There were no clinically significant, treatment-emergent trends in laboratory parameters, vital signs or ECGs;

•	No viral breakthrough was observed during therapy. Antiviral activity for each of the four cohorts is provided in the following table:

	Median Baseline HCV RNA (log10 IU/ML)	At Day 7		# < LOQ	At Day 14		Total[1] # < LOD /(%)
		# < LOD	Median Decrease in HCV RNA [Q1, Q3]		# < LOD	Median Decrease in HCV RNA [Q1, Q3]
Cohort 1	6.9	2/8	-4.5	5/8	4/8	-5.2	4/8 (50%)
			(-4.3, -4.7)			(-4.8, -5.8)
Cohort 2	6.3	2/8	-4.6	8/8	8/8	-5.2	8/8 (100%)
			(-4.2, -5.0)			(-4.8, -5.5)
								94%
Cohort 3	6.3	4/8	-4.7	8/8	7/8	-5.0	7/8 (88%)		92%
			(-4.3, -4.8)			(-4.6, -5.4)
Cohort 4	6.2	1/8	-4.4	8/8	5/8	-5.0	7/8 (88%)[2]
			(-4.2, -4.8)			(-4.7, -5.3)

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

Phase 2b “QUANTUM” Study. We plan to initiate QUANTUM, a Phase 2b study of our purine, PSI-938 and our pyrimidine, PSI-7977 during the third calendar quarter of 2011. Conceptually, this study includes interferon-free study arms and PSI-938 QD and PSI-7977 QD in various combinations and potentially as monotherapy. It will also explore treatment durations, multiple HCV genotypes and have an SVR endpoint.

Intellectual Property

In addition to the intellectual property already granted to us, during June 2011 the United States Patent and Trademark Office issued U.S. patent 7,964,580 titled “Nucleoside Phosphoramidate Prodrugs”. This patent generally relates to the composition of matter of PSI-7977 and its diastereomeric mixture for the treatment of HCV. PSI-7977, a uracil nucleotide analogue polymerase inhibitor of HCV, is being studied in multiple phase 2 trials. This patent expires in 2029, excluding any patent term extension, and is an important part of a growing portfolio of issued patents covering PSI-7977.

Financial History

We have incurred substantial operating losses since our inception because we have devoted substantially all of our resources to our research and development activities and have not generated any revenue from the sale of approved drugs. As of June 30, 2011, we had an accumulated deficit of $299.4 million. We expect our operating losses to increase for at least the next few years as we continue to pursue the clinical development of PSI-7977 and PSI-938 and as we expand our discovery and development pipeline.

We have funded our operations primarily through the sale of equity securities, payments received under collaboration agreements, borrowings under our Loan Agreement, and interest earned on investments. We expect to continue to fund our operations over the next several years through our existing cash resources, potential future milestone payments that we expect to receive from Roche if certain conditions are satisfied, interest earned on our investments, and additional capital to be raised through public or private equity offerings or debt financings. We will require additional financing in the future to fund our operations. Additional financing may not be available on acceptable terms, if at all. As of June 30, 2011, we had $188.2 million of cash and cash equivalents.

Revenues

All of our product candidates are currently in development and, therefore, we do not expect to generate any direct revenues from product sales for at least the next few years, if at all. Our revenues to date have been generated primarily from milestone payments under our collaboration agreements, license fees, and research funding. We currently have a collaboration agreement with Roche for the development of mericitabine. We entered into our collaboration agreement with Roche in October 2004. Roche subsequently paid us an up-front payment of $8.0 million. As of June 30, 2011, we had received an aggregate of $44.5 million in payments under the Roche collaboration agreement, including research funding and related fees as well as up-front and milestone payments.

Under the current terms of the Roche collaboration agreement, if we and Roche succeed in obtaining all of the regulatory approvals specified in the agreement for mericitabine, as of June 30, 2011 the maximum future development and commercialization milestone payments payable to us is $105.0 million. Receipt of any additional milestone payments depends on many factors, some of which are beyond our control. We cannot assure you that we will receive any of these future payments.

We expect our revenues for at least the next few years to be derived primarily from payments under our current collaboration agreement with Roche and any additional collaboration(s) that we may enter into in the future. In addition to the payments described above, we may receive future royalties on product sales, if any, under our collaboration agreement with Roche.

Research and Development Expenses

Our research and development expenses consist primarily of costs of clinical trials (including active pharmaceutical ingredients (“API”)), salaries and related personnel expenses, fees paid to external service providers, up-front and milestone payments under our license agreements, patent-related legal fees, costs of preclinical studies, drug and laboratory supplies, and costs for facilities and equipment. We use external service providers to manufacture our product candidates for clinical trials and for the majority of our preclinical and clinical development work. We charge all research and development expenses to operations as they are incurred. Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized. Such amounts are then recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided.

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

Under our clinical collaboration agreements with BMS and Tibotec, BMS and Tibotec will conduct and be responsible for all costs of their proof of concept studies of PSI-7977 in combination with either BMS-790052 or TMC435, respectively, except for the cost of PSI-7977 to be used in each study, which will be supplied by Pharmasset.

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

The following table summarizes our research and development expenses for our current development programs for the three and nine months ended June 30, 2011 and 2010:

	Three months ended June 30,		Nine months ended June 30,		Cumulative Project Costs
	2011	2010	2011	2010
	(In thousands)
Expenses attributed to projects:
Mericitabine, or RG7128 Studies (1)	$—	$—	$—	$—	$—
PSI-7977 (including PSI-7851) Studies	9,275	4,131	26,509	10,620	50,601
PSI-938 Studies	3,306	1,585	10,250	3,627	19,513
PSI-661 (including PSI-879) Studies	76	1,265	1,290	3,630	6,119
Clevudine Studies (2)	—	—	—	1,350	72,959

Total attributed expenses	12,657	6,981	38,049	19,227

Unattributed expenses
Salaries and related personnel expenses	2,737	2,057	7,405	6,044
Non-cash stock compensation expense	1,147	701	3,344	2,452
Legal expenses associated with patents	779	386	1,799	1,218
Preclinical studies and new drug discovery services	743	520	1,706	1,442
Drug and laboratory supplies	298	257	866	765
Consulting expense	35	181	77	621
Facility and other expenses	521	422	1,434	962

Total unattributed expenses	6,260	4,524	16,631	13,504

Total research and development expenses	$18,917	$11,505	$54,680	$32,731

(1)	Roche is responsible for all of the expenses associated with the research and development of Mericitabine, or RG7128.
(2)	In April 2009, we voluntarily terminated our Phase 3 registration studies of clevudine for the treatment of hepatitis B virus.

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

Results of Operations

Three and Nine Months Ended June 30, 2011 and 2010

Revenues. Revenues were $0.2 million during each of the quarters ended June 30, 2011 and 2010. Revenues were $0.7 million during the nine month period ended June 30, 2011, compared to $0.8 million during the nine month period ended June 30, 2010. Revenues during each three and nine month period primarily reflect amortization of up-front and subsequent collaborative and license payments received from Roche previously recorded as deferred revenue.

The following is a reconciliation between cash payments received under contract revenue agreements and contract revenues reported:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Cash received/receivable	$—	$3	$—	$30
Deferred	—	—	—	—
Amortization	246	246	739	739

Revenues	$246	$249	$739	$769

Research and Development Expenses. Research and development expenses increased to $18.9 million during the quarter ended June 30, 2011 from $11.5 million during the quarter ended June 30, 2010. This net increase of $7.4 million consists of a $5.1 million increase in preclinical and clinical trial costs for PSI-7977 (including an increase in active pharmaceutical ingredient (API) manufacturing (and related drug supply) costs and Peg-IFN/RBV costs of $3.6 million), a $1.7 million increase in preclinical and clinical trial costs for PSI-938 (including an increase in active pharmaceutical ingredient (API) manufacturing (and related drug supply) costs and Peg-IFN/RBV costs of $1.6 million), a $1.1 million increase in compensation expenses ($0.4 million of which was non-cash stock compensation expense), and approximately a $0.7 million increase in other research and development expenses. Partially offsetting this $8.6 million increase was a $1.2 million decrease in preclinical study costs for PSI-661.

Research and development expenses increased to $54.7 million during the nine months ended June 30, 2011 from $32.7 million during the nine months ended June 30, 2010. This net increase of $22.0 million consists of a $15.9 million increase in preclinical and clinical trial costs for PSI-7977 (including an increase in API manufacturing (and related drug supply) costs and Peg-IFN/RBV costs of $9.9 million), a $6.6 million increase in preclinical and clinical trial costs for PSI-938 (including an increase in API manufacturing (and related drug supply) costs and Peg-IFN/RBV costs of $2.5 million), a $2.3 million increase in compensation expenses ($0.9 million of which was non-cash stock compensation expense), a $0.6 million increase in patent filing expenses, and a $0.2 million increase in other research and development expenses. Partially offsetting this $25.6 million increase were a $2.3 million decrease in preclinical study costs for PSI-661, and a $1.3 million decrease in clinical trial expenses for clevudine resulting from our voluntary termination of our Phase 3 registration studies of clevudine, which was completed as of December 31, 2009.

General and Administrative Expenses. General and administrative expenses were $3.7 million during the quarter ended June 30, 2011, a decrease of $0.5 million from $4.2 million during the quarter ended June 30, 2010. This net decrease of $0.5 million consists of a $1.4 million decrease in legal expenses incurred in connection with our defense against the Demand for Arbitration and Relief (see Part II., Item 1.—Legal Proceedings, for additional information), that were mostly offset by increases of $0.5 million in compensation expenses ($0.3 million of which was non-cash stock compensation expense), $0.1 million in insurance expense, and $0.3 million in other administrative expenses.

General and administrative expenses were $12.6 million during the nine months ended June 30, 2011, an increase of $0.5 million from $12.1 million during the nine months ended June 30, 2010. The increase of $0.5 million was due to increases of $1.0 million in compensation expenses ($0.6 million of which was non-cash stock compensation expense), $0.3 million in market study costs, and $0.8 million in other administrative expenses. Mostly offsetting this $2.1 million increase was a $1.6 million decrease in legal expenses incurred in connection with our defense against the Demand for Arbitration and Relief (see Part II., Item 1.—Legal Proceedings, for additional information).

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

Interest Expense. Interest expense decreased to $0.2 million during the quarter ended June 30, 2011 from $0.6 million during the quarter ended June 30, 2010, and decreased to $0.9 million during the nine months ended June 30, 2011 from $1.9 million during the nine months ended June 30, 2010. The decrease in interest expense was due to lower amounts of long-term debt outstanding during 2011 compared to 2010.

Provision (Benefit) for Income Taxes. The provision (benefit) for income taxes was $0 during the three months ended June 30, 2011 and 2010, and ($973 thousand) and $0 for the nine months ended June 30, 2011 and 2010, respectively. The benefit for income taxes recorded for the nine months ended June 30, 2011 solely reflects the reversal of a valuation allowance previously recorded against the Company’s New Jersey State net operating losses (“NOL”) that resulted from the Company’s sale of $12.3 million of its New Jersey State NOLs under the State of New Jersey’s Technology Business Tax Certificate Transfer Program (the “Program”) for cash of $973 thousand, net of commissions. The Program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of NOLs and defined research and development tax credits for cash. The remaining net deferred tax asset as of June 30, 2011 remains fully offset by a valuation allowance due to our history of losses.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through public and private offerings of our equity securities, payments received under our collaboration agreements, and borrowings under our Loan Agreement. We have raised approximately $442.4 million in net proceeds from sales of our equity securities and borrowed a total of $23.3 million under our Loan Agreement entered into on September 30, 2007. At June 30, 2011, we held $188.2 million in cash and cash equivalents and have invested substantially all of our available cash and cash equivalents in a money market fund. Borrowings under our Loan Agreement were $4.4 million as of June 30, 2011.

Net cash used in operating activities was $63.1 million during the nine months ended June 30, 2011 compared to $42.9 million during the nine months ended June 30, 2010. The $20.2 million increase in net cash used in operating activities during 2011, as compared to 2010, was due primarily to an increase in cash outflows for operating expenses of $19.0 million, primarily resulting from the advancement of PSI-7977 into a series of Phase 2 studies during fiscal 2011.

Net cash used in investing activities of $0.8 million and $0.5 million during the nine months ended June 30, 2011 and 2010, respectively, was primarily for the purchase of lab equipment during each period.

Net cash provided by financing activities was $125.0 million during the nine months ended June 30, 2011, compared to $129.4 million during the nine months ended June 30, 2010. The net cash provided by financing activities during 2011 consisted of $123.4 million of net proceeds from the issuance of common stock and $9.1 million from the exercise of stock options that were partially offset by $7.4 million of principal payments on long-term debt. Net cash provided by financing activities during 2010 consisted of $133.9 million of net proceeds from the issuance of common stock and $1.4 million from the exercise of stock options that were partially offset by $6.0 million of principal payments on long-term debt.

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

Prepayment of the loans made pursuant to the Loan Agreement is subject to penalty and substantially all of our tangible and intangible assets (except for intellectual property) are pledged as collateral for the Loan Agreement. Future total principal repayments of the three Notes amount to $1.3 million in fiscal 2011, $3.0 million in fiscal 2012, and $0.1 million in fiscal 2013. There are no additional borrowings available under the Loan Agreement.

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

Discovering product candidates, conducting clinical trials and commercializing products is expensive and we will need to raise additional funds to achieve our strategic objectives. Although we believe our existing cash resources will be sufficient to fund our projected cash requirements for the next 18 months, we will require additional financing in the future to complete our clinical trials for PSI-7977, PSI-938, to fund our portion, if any, of the cost of clinical trials for mericitabine completed outside of the territories licensed by Roche, to supply PSI-7977 for the proof of concept studies of PSI-7977 in combination with BMS-790052 (under our clinical collaboration agreement with BMS) and TMC435 (under our collaboration agreement with Tibotec), and to fund our other operations. Additional financing may not be available on acceptable terms, if at all. Our future capital requirements will depend on many factors, including:

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

Contractual Obligations and Commitments

We entered into an operating lease for office and laboratory space located in Princeton, New Jersey through May 22, 2015. We also entered into an operating lease for office space located in Durham, North Carolina through December 31, 2015. We executed three secured promissory notes totaling $23.3 million; $10.0 million in October 2007, $10.0 million in March 2008, and $3.3 million in December 2008. The secured promissory notes require payments of interest only for the first 15 months followed by 30 equal monthly payments of principal and interest. As of June 30, 2011, future payments under the three promissory notes and minimum future payments under non-cancellable operating leases are as follows:

	Total	Payments Due By Period
		Less than 1 year	1-3 Years	4-5 Years	After 5 Years
	(In thousands)
Debt obligations
Debt maturities	$4,425	$3,919	$506	$—	$—
Contractual interest	236	223	13	—	—
Capital lease obligations
Debt maturities	—	—	—	—	—
Contractual interest	—	—	—	—	—
Operating leases	3,636	917	2,674	45
Purchase obligations	—	—	—	—	—

Total contractual obligations	$8,297	$5,059	$3,193	$45	$—

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

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which amended ASC 820, “Fair Value Measurements and Disclosures.” This guidance addresses efforts to achieve convergence between U.S. GAAP and International Financial Reporting Standards (“IFRS”) requirements for measurement of and disclosures about fair value. The amendments are not expected to have a significant impact on companies applying U.S. GAAP. Key provisions of the amendment include: a prohibition on grouping financial instruments for purposes of determining fair value, except when an entity manages market and credit risks on the basis of the entity’s net exposure to the group; an extension of the prohibition against the use of a blockage factor to all fair value measurements (a prohibition which currently applies only to financial instruments with quoted prices in active markets); and a requirement that for recurring Level 3 fair value measurements, entities disclose quantitative information about unobservable inputs, a description of the valuation process used and qualitative details about the sensitivity of the measurements. In addition, for items not carried at fair value but for which fair value is disclosed, entities will be required to disclose the level within the fair value hierarchy that applies to the fair value measurement disclosed. This guidance is effective for us in our interim and annual reporting periods beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact on us.

In June 2011, the FASB issued Accounting Standards Update 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”) which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for us in our interim and annual reporting periods beginning after December 15, 2011 with early adoption permitted. The adoption of ASU 2011-05 is not expected to have an impact on the Company, as it only requires a change in the format of the presentation of comprehensive income.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Exchange Act as of June 30, 2011. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the SEC. These disclosure controls and procedures include, among other things, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, management is required to apply its judgment in evaluating the benefits of possible disclosure controls and procedures relative to their costs to implement and maintain.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification

31.2*	Rule 13a-14(a)/15d-14(a) Certification

32.1*	Section 1350 Certification

32.2*	Section 1350 Certification

101*	The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Operations; (iii) the Condensed Statements of Cash Flows; and (iv) the Notes to Financial Statements, tagged as blocks of text.

* - Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARMASSET, INC.

Date: August 9, 2011	By:	/s/ Kurt Leutzinger
Kurt Leutzinger
Chief Financial Officer
(duly authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

101	The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Operations; (iii) the Condensed Statements of Cash Flows; and (iv) the Notes to Financial Statements, tagged as blocks of text.