Form 10-K
period 2011-09-30
Pharmasset Inc
filed 2011-11-14
CIK 1301081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2011

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) based on the last reported sale price of the common stock on March 31, 2011 was $2.51 billion.

As of October 31, 2011, the registrant had 75,657,230 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORM 10-K

The “Company,” “Pharmasset,” “we,” and “us” as used in this Annual Report on Form 10-K refer to Pharmasset, Inc., a Delaware corporation. Pharmasset and our logo are our trademarks. Other trademarks mentioned in this Annual Report on Form 10-K are the property of their respective owners.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. The forward-looking statements are principally contained in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “potential,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. These forward-looking statements include statements about the following:

•

our product development efforts, primarily with respect to the preclinical studies, clinical trial results and regulatory approval of PSI-7977, PSI-938, and mericitabine (or RG7128) for the treatment of hepatitis C virus (“HCV”);

•	the initiation, termination, completion, or success of preclinical studies and clinical trials for our product candidates;

•	clinical trial initiation and completion dates, anticipated regulatory filing dates, and regulatory approval for our product candidates;

•	the commercialization of our product candidates;

•	our collaboration agreement with F. Hoffmann-LaRoche Ltd. and Hoffmann- La Roche Inc. (collectively, “Roche”), including potential milestone or royalty payments thereunder;

•	our clinical trial agreements with Bristol-Myers Squibb Company (“BMS”), Tibotec Pharmaceuticals (“Tibotec”), and the National Institutes of Health (“NIH”);

•	our intentions regarding the establishment of collaborations or the licensing of product candidates or intellectual property;

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

We currently have three clinical-stage product candidates advancing in clinical trials in various HCV populations as follows:

•

Our pyrimidine, PSI-7977, an unpartnered uracil nucleotide analog polymerase inhibitor, is initiating a pivotal Phase 3 program that currently consists of three interferon-free, 12-week studies in combination with ribavirin (“RBV”) in subjects with all HCV genotypes, and seven Phase 2 studies, including studies with shortened durations of interferon and interferon-free regimens, in subjects with all HCV genotypes.

•

Our purine, PSI-938, an unpartnered guanine nucleotide analog polymerase inhibitor, is currently being studied in QUANTUM, a Phase 2b interferon-free study evaluating multiple regimens of PSI-938 alone or in combination with PSI-7977 and/or RBV in subjects with all HCV genotypes.

•

Mericitabine (or RG7128), a nucleoside analog polymerase inhibitor, is currently in three Phase 2b studies and one interferon-free study being conducted through a strategic collaboration with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (“Roche”).

OUR PIPELINE

Our pipeline currently consists of three nucleoside/tide analog polymerase inhibitors, PSI-7977, PSI-938 and mericitabine (or RG7128), that we believe have potential competitive advantages with respect to safety, efficacy across all genotypes, drug resistance, and convenience of dosing as compared to currently approved drugs and other known investigational agents for the treatment of HCV. Our objective is to address the significant unmet medical needs of the HCV patient population. We are developing PSI-7977 and PSI-938 ourselves. We have a strategic collaboration with Roche for the development of PSI-6130 and its prodrugs, including mericitabine. Under the collaboration, Roche pays all development costs associated with mericitabine and provides us with potential income from milestone and royalty payments that can be used to fund the advancement of our proprietary product candidates. The following table provides a summary of the status and next expected milestones for each of our three product candidates:

Product Candidate	Status	Next Expected Milestones
PSI-7977

•      Initiated FISSION, a pivotal interferon-free, 12-week Phase 3 study in combination with RBV in subjects with HCV genotype 2 or 3, in November 2011.

•      In ELECTRON, a 3-part Phase 2 exploratory study (1) in combination with RBV, administered with and without varying durations of pegylated interferon (“Peg-IFN”) in subjects with HCV genotypes 2 or 3, (2) as monotherapy for 12 weeks or in

•      Initiate POSITRON, our second pivotal, interferon free, 12-week Phase 3 study in combination with RBV in subjects with HCV genotypes 2 or 3 who cannot take interferon during the first calendar quarter of 2012.

•      Report SVR24 results from the genotype 1 arms of the Phase 2b “PROTON” study during the first calendar quarter of 2012.

Product Candidate	Status	Next Expected Milestones

combination with Peg-IFN/RBV for 8 weeks in subjects with HCV genotypes 2 or 3, and in combination with RBV for 12 weeks in subjects with HCV genotype 1 who are prior null responders, and (3) in combination with RBV for 12 weeks in treatment naïve subjects with HCV genotype 1 or in treatment-experienced subjects with HCV genotype 2 or 3.

•      In QUANTUM, a Phase 2b interferon-free study investigating multiple drug regimens of PSI-938, some of which include PSI-7977 in subjects with all HCV genotypes.

•      In ATOMIC, a 12 and 24 week Phase 2b duration-finding study in combination with Peg-IFN/RBV in subjects with HCV genotypes 1, 4, 5 or 6.

•      In the BMS study, a Phase 2a proof of concept study in combination with declatasvir (BMS-790052), Bristol-Myers Squibb Company’s NS5a replication complex inhibitor, investigating 12 and 24 week regimens in subjects with HCV genotype 1, 2 or 3, including HCV genotype 1 subjects who previously failed treatment with a protease inhibitor.

•      In the Tibotec study, a Phase 2 proof of concept study in combination with TMC435, Tibotec Pharmaceutical’s protease inhibitor, investigating 12 and 24 week regimens in subjects with HCV genotype 1 who had a prior null response to Peg-IFN/RBV.

•      In a 24-week study with and without RBV initiated by the National Institutes of Health (NIH) in subjects with HCV genotype 1.

•      In PROTON, a 12-week Phase 2b dose-finding study in combination with Peg-IFN/RBV in subjects with HCV genotypes 1, 2, or 3.

•      Report results from the two arms of ELECTRON containing HCV genotype 1 subjects (prior null responders and treatment naïves) during the second calendar quarter of 2012.

•      Report SVR12 results from the 12-week treatment arm of ATOMIC during the second calendar quarter of 2012.

•      Report interim results from the 12 week arm of PSI-7977 in combination with RBV in the QUANTUM study during the first half of 2012.

•      Initiate NEUTRINO, an interferon free, 12-week Phase 3 study in combination with RBV in subjects with all HCV genotypes who cannot take interferon during mid (calendar year) 2012.

•      Report SVR12 results from the arm with HCV genotype 2 or 3 subjects of Part 3 of ELECTRON during the third calendar quarter of 2012.

•      Report SVR12 results from the two 24-week treatment arms of ATOMIC during the third calendar quarter of 2012.

•      BMS expects to report results from the BMS study during the second half of calendar year 2012.

•      Anticipate submitting data from all three Phase 3 studies to support the marketing approval of PSI-7977 in the U.S. and European Union during the second half of calendar year 2013.

Product Candidate	Status	Next Expected Milestones
PSI-938

•      Recently completed NUCLEAR, a Phase 1 study with PSI-7977 in subjects with HCV genotype 1.

•      In QUANTUM, a Phase 2b study of PSI-938 as monotherapy or in combination with PSI-7977 with and without RBV for 12 or 24 weeks in subjects with all HCV genotypes.

•      Completed enrollment of Cohort 1 (first 225 subjects) of the QUANTUM study in early November 2011.

•      Report interim results from the 12 week arms of Cohort 1 of the QUANTUM study first half of calendar year 2012.

•      Report SVR12 results from the 12 and 24 week arms of Cohort 1 of the QUANTUM study during the second half of calendar year 2012.

mericitabine (or RG7128)

•      Completing the Phase 2b “PROPEL” and “JUMP C” studies in subjects with HCV genotypes 1 or 4.

•      In Matterhorn, a Phase 2 study designed to evaluate ritonavir-boosted danoprevir and RBV in combination with mericitabine and/or Peg-IFN in subjects with HCV genotype 1.

•      In the interferon-free INFORM-SVR study in subjects with HCV genotype 1.

•      All of the studies involving mericitabine are being conducted by Roche.

•      Roche has indicated that it expects to report final data from the Phase 2b “PROPEL” and “JUMP-C” studies during the fourth calendar quarter of 2011.

•      Roche has indicated that it anticipates submitting a marketing application for mericitabine in calendar year 2014.

We are continuing to research nucleoside/tide analogs (both pyrimidines and purines) with the intention of identifying additional product candidates that can be used in combination with our nucleoside/tides, mericitabine and PSI-7977, in combination with other classes of direct acting antivirals (“DAAs”) for the treatment of HCV. The goal of these efforts is to identify compounds with improved potency, safety, convenience, oral bioavailability, and increased intrahepatic nucleotide triphosphate levels.

We were incorporated as Pharmasset, Inc. under the laws of Delaware on June 8, 2004.

OUR STRATEGY

Our primary objective is to become a leader in discovering, developing, and commercializing novel antiviral therapeutics that provide a competitive advantage and address unmet medical needs. Our primary focus is on the discovery and development of nucleoside/tide analogs as oral therapeutics for the treatment of HCV. To achieve this goal, we are pursuing the following strategies:

•

Focus on developing our current clinical-stage and preclinical-stage product candidates and advancing them toward marketing approval. We are increasing our internal clinical development capabilities to enhance our ability to advance our product candidates. Our development team is responsible for planning and conducting our preclinical and clinical trials of PSI-7977 and PSI-938 and supporting our partner, Roche, in its clinical development of mericitabine.

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

HCV BACKGROUND

Prevalence

HCV is a leading cause of chronic liver disease and liver transplants. The World Health Organization estimates nearly 170 million people worldwide, or approximately three percent of the world’s population, are infected with HCV. About 130 million of these individuals are chronic HCV carriers who are at an increased risk of developing liver cirrhosis or liver cancer, approximately 15 million of whom are in the United States, Europe, and Japan. The Centers for Disease Control and Prevention (“CDC”) has reported that 4.1 million people in the United States have been infected with HCV, of whom 3.2 million are chronically infected. Of those chronically infected, the majority are undiagnosed and unaware of their HCV infection. Separately, approximately ten percent of diagnosed HCV patients in the United States are treated each year. In a recent paper published in Liver International (February 2011), the CDC data disclosed above was enhanced to include patients not covered in the original analysis. These enhancements included the incarcerated, homeless, nursing home residents, drug users, active military and veterans. Based on this enhanced survey, the CDC estimated there are at least an additional 1.1 million individuals infected with HCV in the U.S., bringing the total number of U.S. individuals infected with HCV to at least 5.2 million.

At least six major genotypes of HCV have been identified, each with multiple subtypes. Genotypes are designated with numbers (genotypes 1-6) and subtypes with letters. HCV genotypes 1, 2, 3, and 4 have a worldwide distribution, but their prevalence varies from one geographic area to another. Genotype 1 and its subtypes (1a and 1b) are the most common genotype globally, accounting for approximately 70% of infections. In the United States, approximately 67% and 33% of all of the genotype 1 HCV infections are subtypes 1a and 1b, respectively. Patients with genotype 2 or 3 represent approximately 25% of the worldwide chronically infected HCV population and the remaining five percent is comprised of genotypes 4 through 6. Worldwide sales of HCV drugs in recent years have been approximately $2.0 billion. This estimated annual sales level is expected to grow significantly in the near future with the introductions of Incivek and Victrelis (two HCV NS3a/4 protease inhibitors approved for the treatment of HCV during 2011) and are forecasted to reach more than $8.0 billion in 2015. Historically, sales of HCV drugs increase as new therapies are introduced that improve the sustained virologic response (“SVR”), defined as the inability to detect HCV RNA in a patient’s blood 24 weeks after discontinuation of therapy, with a standard polymerase chain reaction (“PCR”) test, which measures the amount of HCV in the blood.

Limitations of Current HCV Infection Therapy

Prior to the introduction of Victrelis (boceprevir) and Incivek (telaprevir) (two new protease inhibitors that were approved only for the treatment of patients with HCV genotype 1 during 2011), the standard of care for treating HCV was a combination of pegylated interferon plus ribavirin (“Peg-IFN /RBV”). Pegylated interferon is a modified version of alpha interferon, a protein that occurs naturally in the human body and boosts the immune system’s ability to fight viral infections. Roche, our collaboration partner in the development of mericitabine, is the market leader in sales of pegylated interferon and branded ribavirin under the brand names Pegasys® and Copegus®, respectively. Patients were given pegylated interferon as a weekly injection, administered together with twice daily ribavirin tablets. Peg-IFN/RBV has limitations that result in less than optimal SVR rates. Substantial side effects can render treatment intolerable for many patients. For example, patients treated with Peg-IFN/RBV can have difficulties with fatigue, bone marrow suppression, anemia, and neuropsychiatric effects. In addition, genotype 1 patients typically receive 48 weeks of Peg-IFN/RBV, but less than 50% of these patients achieve an SVR, which many physicians and patients consider a low rate of success. Between 60% and 80% of the genotype 2 and 3 patients treated with Peg-IFN/RBV for 24 weeks achieve an SVR. The occurrence of side effects, some of which can be serious, combined with the inconvenient treatment regimen can result in many patients not completing therapy. Furthermore, a majority of individuals with HCV are unable to be treated with interferon due to contraindications, such as advanced liver disease or psychiatric conditions. The less than optimal antiviral efficacy, potential for dose-limiting side effects (some of which can be serious), contraindications, and inconvenient dosing regimen of the currently available Peg-IFN/RBV illustrate the unmet medical need of the HCV patient population. Current therapies may also not directly target the virus, suggesting additional patient benefit from agents which directly interfere with HCV replication.

With the introduction of Victrelis and Incivek during 2011, either drug is available for inclusion with Peg-IFN/RBV for treating patients with HCV genotype 1. These treatment regimens for HCV offer improved SVR rates for those patients who can tolerate the triple combination therapy. However, these protease inhibitors have not been approved for use in HCV genotypes 2, 3, 4, 5 and 6 and have lower barriers to resistance than nucleoside/tides currently being developed. Our product development programs are designed to address these substantial unmet medical needs.

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

Summary of Nucleoside/tide Analogs and Their Potential Use as Future Therapy

Current market research identifies the three most important attributes for improving HCV therapy, in order of importance, as: greater efficacy, improved tolerability, and shorter duration of treatment. Over the last several years, most efforts to improve SVR rates have focused on adding a DAA to Peg-IFN/RBV. Within the last six months, we and other developers of HCV DAAs have shifted our focus from investigating combinations that include Peg-IFN to investigating combination treatments with two or more DAAs in the absence of Peg-IFN with and without RBV. These DAA combinations may include a nucleoside/tide with a replication complex (NS5a) inhibitor, such as PSI-7977 with daclatasvir (BMS-790052), or with a protease inhibitor, such as PSI-7977 with TMC435, or mericitabine with Roche’s ritonavir-boosted danoprevir. These DAA combinations may also include one nucleoside/tide combined with a second complementary nucleoside/tide, such as PSI-938 and PSI-7977. We believe the use of two DAAs would improve tolerability and may lead to a shorter duration of treatment. Due to the unique attributes of nucleoside/tides, including their ability to have complementary resistance profiles and to show comparable activity across a broad spectrum of HCV genotypes, we believe that dual nucleoside/tides combinations could possess advantages over other DAA combinations that do not contain a nucleoside/tide.

Based primarily upon the results to date from all of Phase 1 and Phase 2 studies of PSI-7977 and PSI-938, we also believe the combination of a single DAA, such as PSI-7977 or potentially PSI-938, with RBV could significantly improve currently available HCV therapies. In support of this potential future treatment regimen for HCV, during November 2011 we initiated a pivotal Phase 3 program for PSI-7977 that currently consists of three interferon-free, 12-week studies in combination with RBV in subjects with all HCV genotypes. We anticipate submitting data from all three Phase 3 studies to support the marketing approval of PSI-7977 in the U.S. and European Union for patients with all genotypes during the second half of calendar year 2013.

PRODUCT CANDIDATES

We currently have three clinical-stage product candidates, PSI-7977, PSI-938 and mericitabine (or RG7128). We are developing PSI-7977 and PSI-938 ourselves and we have a strategic collaboration with Roche for the development of mericitabine.

PSI-7977

Our pyrimidine, PSI-7977, is an unpartnered uracil nucleotide analog polymerase inhibitor being developed for the treatment of HCV. During November 2011, we advanced PSI-7977 into FISSION, a pivotal, interferon-free, 12-week Phase 3 study. The following table provides a summary of PSI-7977’s current and future Phase 3 studies:

Study Name	Phase	Experimental Regimen	Genotype(s))
FISSION	Phase 3 (Pivotal)	PSI-7977 with RBV for 12 weeks	2 or 3 (in treatment naïve subjects)

POSITRON	Phase 3 (Pivotal)	PSI-7977 with RBV for 12 weeks	2 or 3 (in subjects who cannot take interferon)

NEUTRINO	Phase 3 (Pivotal)	PSI-7977 with RBV for 12 weeks	All genotypes (in subjects who cannot take interferon)

FISSION

During November 2011, we initiated FISSION, an interferon-free, 12-week pivotal Phase 3 study of PSI-7977 in combination with RBV in treatment naïve patients with HCV genotypes 2 or 3. The primary objective of the study is to assess the efficacy of PSI-7977 in combination with RBV administered for 12 weeks compared with Peg-IFN/RBV for 24 weeks. The primary endpoint of the study will be SVR12 (defined as HCV RNA levels below the limit of detection 12 weeks after the discontinuation of all therapy). The study is expected to enroll approximately 500 subjects that will be randomized equally (1:1) into the following two arms:

•	PSI-7977 400mg QD with RBV for 12 weeks (n=250); and

•	Peg-IFN/RBV for 24 weeks (n=250).

POSITRON, NEUTRINO AND TIMING OF NDA (AND MAA) FILINGS

We plan to initiate POSITRON, a second pivotal, interferon-free, 12-week Phase 3 study of PSI-7977 in combination with RBV during the first calendar quarter of 2012. The primary objective of the POSITRON study will be to assess the efficacy of PSI-7977 in combination with RBV administered for 12 weeks in subjects with HCV genotypes 2 or 3 who cannot take interferon. The primary endpoint of the study will be SVR12. This study is expected to enroll approximately 225 subjects. Subjects will be randomized 2:1 into the following two arms:

•	PSI-7977 400mg QD with RBV for 12 weeks (n=150); and

•	PSI-7977 placebo with RBV placebo for 12 weeks (n=75).

We are also planning NEUTRINO, a third pivotal, interferon-free, 12 week Phase 3 study of PSI-7977 in combination with RBV in approximately 280 subjects with all HCV genotypes, including those with HCV genotype 1, who cannot take interferon. The final study design for NEUTRINO is expected to be based on emerging data from on-going studies, including ELECTRON and QUANTUM. We expect to initiate NEUTRINO during mid (calendar year) 2012. We anticipate submitting data from all three Phase 3 studies to support the marketing approval of PSI-7977 in the U.S. and European Union in patients with all genotypes during the second half of calendar year 2013.

In addition to the above Phase 3 studies, PSI-7977 is also being investigated in the following on-going studies:

Study Name	Phase	Experimental Regimen(s)	Genotype(s))
ELECTRON-Part 1	Phase 2b	PSI-7977 in combination with RBV or Peg-IFN/RBV, including shortened durations of Peg-IFN (12, 8, and 4 weeks)	2 or 3

ELECTRON-Part 2	Phase 2b	PSI-7977 in combination with RBV or Peg-IFN/RBV, including shortened durations of Peg-IFN (12 and 8 weeks), shorter overall durations of therapy (8 weeks), and as monotherapy (alone)	1 (null responders), or 2 or 3

ELECTRON-Part 3	Phase 2b	PSI-7977 with RBV for 12 weeks	1 (treatment naïve), or 2 or 3 (treatment–experienced)

QUANTUM	Phase 2b	PSI-7977 in combination with PSI-938 or RBV for 12 or 24 weeks	All genotypes

ATOMIC	Phase 2b	PSI-7977 in combination with RBV or Peg-IFN/RBV, including a shortened duration of Peg-IFN (12 weeks)	1, 4, 5 or 6

BMS STUDY	Phase 2a	PSI-7977 in combination with daclatasvir (BMS-790052)	1, 2 or 3

TIBOTEC STUDY	Phase 2b	PSI-7977 in combination with TMC435	1 (null responders)

NIH Study	Phase 2	PSI-7977 in combination with RBV or as monotherapy	1

PROTON	Phase 2b	PSI-7977 in combination with Peg-IFN/RBV, including a shortened duration of Peg-IFN (12 weeks)	1, 2 or 3

ELECTRON (Parts 1, 2 and 3)

In December 2010, we began dosing of PSI-7977 400mg QD in combination with ribavirin, administered with and without pegylated interferon, in ELECTRON, a 3-part study in subjects with HCV genotypes 2 or 3, or with genotype 1, including subjects with a prior “null” response to an interferon-containing regimen and treatment experienced subjects. Part 1 of this study enrolled 40 treatment-naïve subjects. The primary goal of the study is to assess the safety and tolerability of PSI-7977 in combination with ribavirin for 12 weeks, with and without pegylated interferon. The study is being conducted in New Zealand and 40 subjects were randomized into one of four arms as follows:

•	PSI-7977 400mg QD with RBV for 12 weeks (no Peg-IFN) (n=10);

•	PSI-7977 400mg QD with RBV for 12 weeks, with four weeks of Peg-IFN (n=9);

•	PSI-7977 400mg QD with RBV for 12 weeks, with eight weeks of Peg-IFN (n=10); and

•	PSI-7977 400mg QD with RBV and Peg-IFN for 12 weeks (n=11).

During June 2011, we added “Part 2” to the ELECTRON study. Part 2 of the ELECTRON study is expected to enroll an additional 30 subjects and to consist of three additional treatment arms as follows:

•	PSI-7977 400mg QD monotherapy for 12 weeks in treatment-naïve subjects with HCV genotype 2 or 3;

•	PSI-7977 400mg QD with Peg-IFN/RBV for 8 weeks in treatment-naïve subjects with HCV genotype 2 or 3; and

•	PSI-7977 400mg QD with RBV for 12 weeks in HCV genotype 1 subjects with a prior null response (less than a 2.00 log10 IU/mL reduction in HCV RNA after 12 weeks of Peg-IFN/RBV).

Interim results from all of the arms in Part 1 and the monotherapy arm of Part 2 of the ELECTRON study included the following:

•	All 50 subjects, or 100%, achieved an RVR after 4 weeks of treatment and remained below the limit of detection after 12 weeks of treatment;

•	40 of 40 subjects, or 100%, from Part 1 of the ELECTRON study had SVR12 (defined as HCV RNA levels below the limit of detection 12 weeks after the discontinuation of all therapy; and

•	6 of 10 subjects from the monotherapy arm of Part 2 of the ELECTRON study had SVR4 (defined as HCV RNA levels below the limit of detection 4 weeks after the discontinuation of all therapy.

The following table summarizes the results for each of the five treatment arms:

Time (in weeks)	PSI-7977 RBV 12 weeks Peg-IFN		PSI-7977 RBV 8 weeks Peg-IFN		PSI-7977 RBV 4 weeks Peg-IFN		PSI-7977 RBV NO Peg/IFN		PSI-7977 NO RBV NO Peg/IFN
	n=11	%<LOD	n=10	%<LOD	n=9	%<LOD	n=10	%<LOD	n=10	%<LOD
4	11/11	100%	10/10	100%	9/9	100%	10/10	100%	10/10	100%
12	11/11	100%	10/10	100%	9/9	100%	10/10	100%	10/10	100%
SVR4	11/11	100%	10/10	100%	9/9	100%	10/10	100%	6/10	60%
SVR12	11/11	100%	10/10	100%	9/9	100%	10/10	100%	Not available

•	On-treatment viral kinetics were consistent across the above five arms with responses independent of IL28B genotype and other predictors of poor response to interferon;

•	There was no virologic breakthrough during therapy;

•	There were no serious adverse events and no discontinuations due to adverse events; and

•	There were no clinically significant, treatment emergent trends in any clinical laboratory parameters.

During October 2011, we added “Part 3” to the ELECTRON study. Part 3 of the ELECTRON study is expected to enroll an additional 50 subjects into two additional treatment arms as follows:

•	PSI-7977 400mg QD with RBV for 12 weeks in treatment-naïve subjects with HCV genotype 1 (n=25); and

•	PSI-7977 400mg QD with RBV for 12 weeks in treatment experienced (non-responders and relapsers) subjects with HCV genotype 2 or 3 (n=25).

We expect to report SVR12 results from the two arms with HCV genotype 1 subjects of the ELECTRON study during the second calendar quarter of 2012, and SVR12 results from the arm with HCV genotype 2 or 3 subjects of Part 3 of the ELECTRON study during the third calendar quarter of 2012.

QUANTUM

We initiated QUANTUM, a Phase 2b study of our purine, PSI-938 during the third calendar quarter of 2011. PSI-7977 is being investigated in the following arms of this study:

•	PSI-7977 in combination with PSI-938

•	PSI-7977 and ribavirin

•	PSI-7977 in combination with PSI-938 and ribavirin

All of the above arms are expected to be studied for both 12 and 24 weeks. We expect to report interim results from the 12 week arm of PSI-7977 in combination with RBV in the QUANTUM study during the first half of 2012. (See PSI-938, QUANTUM later in this section for additional information regarding the QUANTUM study).

ATOMIC

During March 2011, we initiated ATOMIC, a Phase 2b study evaluating PSI-7977 400mg QD and ribavirin with either 12 or 24 weeks of pegylated interferon. We enrolled 315 treatment-naïve subjects with HCV genotype 1 and an additional 17 treatment-naïve subjects with HCV genotype 4, 5, 6 or indeterminate genotype. The primary endpoint of the study will be the safety and tolerability of PSI-7977 in combination with Peg-IFN/RBV for 12 and 24 weeks. The study is being conducted in the United States and subjects were randomized into the following arms:

•	PSI-7977 400mg QD with Peg-IFN/RBV for 12 weeks (n = 52);

•	PSI-7977 400mg QD with Peg-IFN/RBV for 24 weeks (n = 125); or

•	PSI-7977 400mg QD with Peg-IFN/RBV for 12 weeks, followed by either PSI-7977 400mg QD monotherapy for 12 weeks or PSI-7977 400mg QD plus ribavirin for 12 weeks (n = 155).

HCV genotype 1 subjects will be stratified by IL28B status and baseline HCV RNA to ensure balance across cohorts. As of early November 2011, 15 out of 15 subjects with HCV genotype 1 that had received only 12 weeks of PSI-7977 in combination with Peg-IFN/RBV achieved an SVR4. These interim results from ATOMIC are consistent with results from (1) our PROTON study where 24 out of 24 subjects with HCV genotype 2 or 3 achieved an SVR24 with a similar 12 week treatment regimen, and (2) our ELECTRON study, further demonstrating PSI-7977’s consistent antiviral activity across genotypes. We expect to report additional SVR12 results from the 12-week treatment arm of ATOMIC during the second calendar quarter of 2012, and report SVR12 results from the two 24-week treatment arms of ATOMIC during the third calendar quarter of 2012.

BMS Study

During January 2011, we entered into a clinical collaboration agreement with BMS to evaluate the utility of PSI-7977 in combination with daclatasvir (BMS-790052), BMS’s NS5a replication complex inhibitor, for the treatment of chronic HCV. This collaboration represented the first cross-company collaboration combining two oral DAAs to address a significant unmet medical need in the treatment of HCV.

During May 2011, BMS initiated this Phase 2a proof of concept study of PSI-7977 in combination with daclatasvir. The study is expected to evaluate the potential to achieve an SVR, defined as a level of HCV RNA in a subject that is below the limit of detection (<10 IU/ml) after the discontinuation of therapy, with an all oral, once-daily, interferon-free treatment regimen in subjects across multiple HCV genotypes. The primary goal of the study is to assess the safety, pharmacokinetics and pharmacodynamics of PSI-7977 in combination with daclatasvir, with and without ribavirin. This Phase 2a study completed enrollment in September 2011 with approximately 84 treatment-naïve subjects chronically infected with HCV genotypes 1, 2, or 3, including HCV genotype 1 subjects who previously failed treatment with a protease inhibitor. BMS is conducting the study and is responsible for all costs of the study, except for the cost of PSI-7977, which is being supplied by us. Neither party has licensed any commercial rights to the other party. The study is being conducted in the U.S. and subjects were randomized equally across each of the following arms based on HCV genotype:

HCV genotype 1 subjects:

•	PSI-7977 400mg QD for 7 days, then add daclatasvir 60mg QD for further 23 weeks;

•	PSI-7977 400mg QD and daclatasvir 60mg QD for 24 weeks; and

•	PSI-7977 400mg QD, daclatasvir 60mg QD and ribavirin for 24 weeks.

HCV genotype 2 or 3 subjects:

•	PSI-7977 400mg QD for 7 days, then add daclatasvir 60mg QD for further 23 weeks;

•	PSI-7977 400mg QD and daclatasvir 60mg QD for 24 weeks; and

•	PSI-7977 400mg QD, daclatasvir 60mg QD and ribavirin for 24 weeks.

On November 4, 2011, we and BMS announced the addition of four 12-week, interferon-free treatment arms to this on-going study. Approximately 120 subjects are expected to be randomized (2:2:1:1) into one of the following four arms:

•	PSI-7977 400mg QD and daclatasvir 60mg QD in treatment naïve subjects with HCV genotype 1;

•	PSI-7977 400mg QD, daclatasvir 60mg QD and RBV in treatment naïve subjects with HCV genotype 1;

•	PSI-7977 400mg QD and daclatasvir 60mg QD in subjects with HCV genotype 1 patients who have previously failed telaprevir or boceprevir treatment; and

•	PSI-7977 400mg QD, daclatasvir 60mg QD and ribavirin in subjects with HCV genotype 1 who have previously failed telaprevir or boceprevir treatment.

BMS has indicated that it expects to report results from this study during the second half of calendar year 2012.

TIBOTEC Study

During July 2011, we entered into a clinical collaboration agreement with Tibotec to evaluate the safety and tolerability of PSI-7977 in combination with TMC435, Tibotec’s HCV NS3a/4 protease inhibitor, for the treatment of chronic HCV. In October 2011, Tibotec initiated this Phase 2 proof of concept study of PSI-7977 in combination with TMC435 to evaluate the potential to achieve an SVR, defined as a level of HCV RNA in a subject that is below the limit of detection (<10 IU/ml) after the discontinuation of therapy, with an all oral, once-daily, interferon-free treatment regimen in subjects infected with HCV genotype 1. The primary goal of the study is to assess the safety, pharmacokinetics and pharmacodynamics of PSI-7977 in combination with TMC435, with and without ribavirin, in subjects chronically infected with HCV genotype 1 who had a prior null response to Peg-IFN/RBV. Tibotec is conducting the study and is responsible for all costs of the study, except for the cost of PSI-7977, which is being supplied by us. Neither party has licensed any commercial rights to the other party. The study is being conducted in the U.S. and subjects are being randomized into the following arms:

•	PSI-7977 400mg QD with TMC435 150mg plus RBV for 24 weeks (n = 30);

•	PSI-7977 400mg QD with TMC435 150mg for 24 weeks (n = 15);

•	PSI-7977 400mg QD with TMC435 150mg plus RBV for 12 weeks (n = 30); and

•	PSI-7977 400mg QD with TMC435 150mg for 12 weeks (n = 15);

NIH Study

During October 2011, The National Institute of Allergy and Infectious Diseases (“NIAID”), which is part of the National Institutes of Health (“NIH”), initiated a 24 week study of PSI-7977 400mg QD with RBV and as monotherapy. The primary objective of the study is to assess the safety and efficacy of PSI-7977 with RBV and as monotherapy and the primary endpoint of the study is SVR12. The study is expected to enroll approximately 80 treatment naïve subjects with HCV genotype 1. NIAID is conducting the study and is responsible for all costs of the study, except for the cost of PSI-7977, which will be supplied by Pharmasset.

PROTON

In August 2010, we began dosing of PSI-7977 in combination with Peg-IFN/RBV in PROTON, a 12-week Phase 2b dose-finding study. This study is evaluating PSI-7977 200mg QD and 400mg QD in combination with Peg-IFN/RBV in 121 treatment-naïve subjects with HCV genotype 1. The primary goal of the study is to assess the safety and tolerability of PSI-7977 in combination with Peg-IFN/RBV for 12 weeks. The primary efficacy endpoint of the study is the proportion of subjects who achieve an SVR12 and SVR24, defined as HCV RNA below the limit of detection (<15 IU/ml) 12 and 24 weeks, respectively, after the discontinuation of therapy. Subjects receiving PSI-7977 in combination with Peg-IFN/RBV for 12 weeks will discontinue treatment at week 24 if their HCV RNA is below the level of detection at week 4 through week 12; otherwise, subjects are expected to continue on Peg-IFN/RBV through week 48. Subjects were randomized into one of three arms as follows:

•	PSI-7977 200mg QD in combination with Peg-IFN/RBV for 12 weeks, followed by 12 or 36 weeks of Peg-IFN/RBV (n=48),

•	PSI-7977 400mg QD in combination with Peg-IFN/RBV for 12 weeks, followed by 12 or 36 weeks of Peg-IFN/RBV (n=47), and

•	A control arm with placebo in combination with Peg-IFN/RBV for 48 weeks (n=26).

Results from the above three arms of the study included the following:

•

PSI-7977, 200mg or 400mg, in combination with Peg-IFN/RBV demonstrated potent on-treatment antiviral activity as a combined 93 of 95 subjects, or 98%, achieved an RVR and 91 of 95 subjects, or 96%, had HCV RNA levels below the limit of detection at week 12;

•	On-treatment viral kinetics were consistent across all 95 subjects with responses independent of IL28B genotype and other predictors of poor response to interferon;

•	No discontinuations due to PSI-7977 were reported and no viral breakthrough was observed in any subject on PSI-7977 in combination with Peg-IFN/RBV through week 12;

•

90 of 95 randomized (and 90 of 91 evaluable at week 12) subjects had HCV RNA levels below the limit of detection at week 4 through week 12 and are therefore eligible to discontinue treatment at week 24. One subject discontinued all treatment at day 14 with an HCV RNA level below the limit of detection, a second subject had a 5.27 log10 decline at week 4 and was below the limit of detection from weeks 6 through 12, and three adverse events related to Peg-IFN/RBV that led to the discontinuation of all medications in three subjects; and

•

43 of 47 (or 91%) randomized and 43 of 44 (or 98%) evaluable subjects that received PSI-7977 400 mg in combination with Peg-IFN/RBV for 12 weeks achieved an SVR12. We expect to report SVR24 results from this arm of the study during the first calendar quarter of 2012.

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

PSI-938

Our purine, PSI-938, is an unpartnered guanine nucleotide analog polymerase inhibitor being developed for the treatment of HCV. Purines are phosphorylated by different enzymes than the pyrimidines, and thus should not antagonize the antiviral activity of the pyrimidines. In vitro, the combination of a purine analog with a pyrimidine analog provides additive to synergistic antiviral activity, potentially due to the fact that each of these classes of analogs compete with a different class of naturally occurring nucleotides for incorporation into nascent HCV RNA. Such complementary activities offer the potential for a potent dual nucleoside/tide analog-based combination for the future treatment of HCV. In addition, a dual nucleoside/tide combination has the potential to provide therapeutic activity for all genotypes and since nucleoside/tides possess favorable resistance profiles, we believe that dual nucleoside/tide combinations could possess an advantage over other combinations that incorporate drug classes with less robust resistance profiles. This strategy of dual nucleoside/tide therapy underpins the current standard of care in HIV.

We are currently developing PSI-938 for potential use in one or more of the following three treatment regimens:

•	In combination with PSI-7977 and RBV;

•	In combination with PSI-7977; and

•	As monotherapy.

The following table provides a summary of PSI-938’s recently completed and current studies:

Study Name	Phase	Experimental Regimens	Genotype(s)
QUANTUM	Phase 2b	PSI-938 as monotherapy, in combination with PSI-7977, and in combination with PSI-7977 and RBV	All genotypes

NUCLEAR*	Phase 1	PSI-938 as monotherapy and in combination with PSI-7977	1

*—Study was completed during March 2011.

QUANTUM

We initiated QUANTUM, a Phase 2b study of our purine, PSI-938 (and our pyrimidine, PSI-7977) during the third calendar quarter of 2011. This study is designed to enroll approximately 450 patients with chronic HCV of all viral genotypes who have not been treated previously. This study consists of two cohorts, each of which is expected to include approximately 225 subjects. The primary endpoint of the study will be SVR24. Patients are expected to be equally randomized across the following arms:

•	PSI-938 only

•	PSI-938 and PSI-7977

•	PSI-7977 and ribavirin

•	PSI-938, PSI-7977, and ribavirin

All of the above arms are expected to be studied for both 12 and 24 weeks, along with a placebo control for 24 weeks. HCV patients will be stratified by HCV genotype, baseline HCV RNA, and the presence of cirrhosis to ensure balance across cohorts. We completed enrollment of Cohort 1 during early November 2011. Our plan is to complete an interim review of the results from the 12 week arms of Cohort 1 during the first half of 2012 and to use these interim results, along with other study results, to design our Phase 3 program for PSI-938 and to finalize the design of NEUTRINO, our third pivotal, Phase 3 study of PSI-7977. We expect to report interim results from the 12 week arms of Cohort 1 of the QUANTUM study during the first half of calendar year 2012, and report SVR12 results from the 12 and 24 week arms of Cohort 1 of the QUANTUM study during the second half of calendar year 2012.

NUCLEAR

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

Forty subjects with HCV genotype 1 were enrolled into one of four cohorts (10 subjects per cohort, n = 8 and placebo = 2) as follows:

•	Cohort 1—PSI-938 300mg QD administered as monotherapy for 14 days;

•	Cohort 2—PSI-938 300mg QD for 7 days followed by the combination of PSI-938 300mg QD plus PSI-7977 400mg QD for 7 days;

•	Cohort 3—PSI-7977 400mg QD for 7 days followed by the combination of PSI-7977 400mg QD plus PSI-938 300mg QD for 7 days; and

•	Cohort 4—PSI-938 300mg QD plus PSI-7977 400mg QD for 14 days.

Results from Part 2 of this Phase 1 study indicated:

•	PSI-938 and PSI-7977 (individually and in combination) were generally safe and well tolerated across all cohorts;

•	There were no serious adverse events and no dose modifications or discontinuations;

•	There were no clinically significant, treatment-emergent trends in laboratory parameters, vital signs or ECGs; and

•	No viral breakthrough was observed during therapy. Antiviral activity for each of the four cohorts is provided in the following table:

	Median Baseline HCV RNA (log10 IU/ML)	At Day 7			At Day 14
		# < LOD	Median Decrease in HCV RNA [Q1, Q3]	# < LOQ	# < LOD	Median Decrease in HCV RNA [Q1, Q3]	Total 1 # < LOD / (%)

Cohort 1	6.9	2/8	-4.5	5/8	4/8	-5.2	4/8 (50%)
			(-4.3, -4.7)			(-4.8, -5.8)

Cohort 2	6.3	2/8	-4.6	8/8	8/8	-5.2	8/8 (100%)
			(-4.2, -5.0)			(-4.8, -5.5)
								94%

Cohort 3	6.3	4/8	-4.7	8/8	7/8	-5.0	7/8 (88%)		92%
			(-4.3, -4.8)			(-4.6, -5.4)

Cohort 4	6.2	1/8	-4.4	8/8	5/8	-5.0	7/8 (88%)2
			(-4.2, -4.8)			(-4.7, -5.3)

1—Cumulative total of individuals whose HCV RNA reached < LOD as a result of the study treatment.

2—Includes 2 additional patients whose HCV RNA reached < LOD on day 16.

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

Mericitabine (or RG7128)

In October 2004, we entered into a collaboration with Roche for the development and commercialization of PSI-6130 (an oral cytosine nucleoside analog polymerase inhibitor which we discovered) and its prodrugs, including mericitabine, for the treatment of HCV. A prodrug is a chemically modified form of a molecule designed to enhance the absorption, distribution, and metabolic properties of that molecule. Roche and we initiated an adaptive Phase 1 clinical trial with mericitabine in October 2006 under an IND filing. On October 12, 2007, we were informed by the FDA that mericitabine received fast track designation. The following table provides a summary of mericitabine’s current studies:

Study Name	Phase	Experimental Regimen(s)	Genotypes
INFORM-SVR	Phase 2b	In combination with ritonavir-boosted danoprevir with and without RBV	1

MATTERHORN	Phase 2	In combination with ritonavir-boosted danoprevir and RBV with and without Peg-IFN	1

PROPEL	Phase 2b	In combination with Peg-IFN/RBV	1 or 4

JUMP-C	Phase 2b	In combination with Peg-IFN/RBV	1 or 4

INFORM-SVR

During November 2008, Roche, InterMune, Inc. (“InterMune”), and we announced the initiation of a Phase 1 study to investigate the combination of two DAAs in the absence of interferon and ribavirin. This study, named INFORM-1, combined for the first time two DAAs, mericitabine and danoprevir, in subjects naïve to therapy and in subjects who previously failed therapy. Danoprevir is an inhibitor of the HCV NS3/4 protease, which prior to October 2010, was being developed by InterMune in collaboration with Roche. During October 2010, Roche purchased the worldwide development and commercialization rights to danoprevir from InterMune and simultaneously terminated the exclusive license and collaboration agreement it had entered into with InterMune to develop danoprevir.

During the quarter ended March 31, 2011, Roche initiated INFORM-SVR, a study of mericitabine in combination with ritonavir-boosted danoprevir with and without Copegus® (ribavirin) in interferon-naïve subjects with HCV genotype 1. This study is evaluating the safety and efficacy of the combination of mericitabine 1000mg, danoprevir 100mg, and ritonavir 100mg administered twice daily plus either Copegus® (ribavirin) or placebo for 12 weeks. The primary efficacy endpoint of the study is the proportion of subjects who achieve an SVR24, defined as HCV RNA below the limit of detection (<15 IU/ml) 24 weeks after the discontinuation of therapy. Subjects receiving mericitabine, danoprevir, and ritonavir with Copegus® (ribavirin) will discontinue treatment at week 12 if their HCV RNA is below the level of detection at weeks 2 and 10; otherwise, subjects are expected to receive another 12 weeks of therapy for a total of 24 weeks.

Roche recently added an arm to the INFORM-SVR study that is expected to enroll an additional 40 subjects with HCV genotype 1who are contraindicated to or intolerant of interferon. All of these 40 subjects are expected to receive a full 24 weeks of mericitabine, ritonavir-boosted danoprevir, and RBV, instead of the shortened duration of 12 weeks of treatment administered to subjects in the other arms of this study.

MATTERHORN

Matterhorn Study—During June 2011, Roche initiated Matterhorn, a Phase 2 study designed to evaluate ritonavir-boosted danoprevir and Copegus® (ribavirin) in combination with mericitabine and/or Pegasys®. The study is expected to enroll approximately 420 subjects with HCV genotype 1 who failed previous therapy and the primary efficacy endpoint of the study will be the proportion of subjects that achieve an SVR.

PROPEL

In April 2009, Roche began dosing in PROPEL, a Phase 2b study of mericitabine. During May 2010, dosing of mericitabine triple combination therapy (mericitabine plus Peg-IFN/RBV) or placebo plus Peg-IFN/RBV in 408 treatment-naïve, genotype-1 or genotype-4 HCV-infected subjects (cirrhotic and non-cirrhotic) was completed. The trial is evaluating the dose and duration of treatment of mericitabine in combination with Peg-IFN/RBV. The primary efficacy endpoint of the trial will be the proportion of subjects that achieve an SVR. Subjects were equally randomized into one of 5 arms of the study:

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

An amendment to the protocol for the PROPEL study has been implemented which allows subjects who were initially randomized to the placebo/Peg-IFN/RBV arm and who are non-responders to receive open label mericitabine 1000mg BID in combination with Peg-IFN/RBV for 24 weeks, followed by an additional 24 weeks of Peg-IFN/RBV. Non-response is defined as a subject who does not achieve at least a 2 log decline in HCV RNA by week 12 of therapy, or who has HCV RNA above the limit of detection (15 IU/mL) at week 24 of therapy. This amendment will provide longer-term treatment data on subjects with prior non-response to Peg-IFN/RBV, including demonstrated null responders. Final data from the PROPEL study is expected to be available during the fourth calendar quarter of 2011.

JUMP-C

Roche is also conducting “JUMP-C”, a 24-week Phase 2b study of mericitabine in combination with Peg-IFN/RBV in 166 treatment-naïve subjects with HCV genotypes 1 or 4 to evaluate the safety and efficacy of mericitabine in combination with Peg-IFN/RBV. Subjects with HCV RNA below the limit of detection at the end of week 4 through week 22 will stop all therapy (mericitabine and Peg-IFN/RBV) at week 24, while subjects who do not meet this response guideline will receive a full 48 weeks of Peg-IFN/RBV. Supportive data from this study could provide the flexibility for longer dosing of mericitabine which may be required in some populations, as well as combinations of mericitabine with other DAAs currently in development. This study completed enrollment during the second calendar quarter of 2010 and is being conducted at sites in the U.S. and Canada. Subjects were initially equally randomized into one of two arms of the study:

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

An interim analysis of all 81 subjects that completed the first 24 weeks of the JUMP-C study was delivered by Roche at the Annual Meeting of the European Association for the Study of the Liver (“EASL”) held March 30, 2011 through April 3, 2011 and included the following:

•

After 24 weeks of treatment of mericitabine 1000mg BID with Peg-IFN/RBV, 74 of 81 subjects, or 91%, had HCV RNA levels below the limit of detection at week 24, and 49 of 81 subjects, or 60%, had HCV RNA levels below the limit of detection at week 4 through week 22. Of those 49 subjects, 37 subjects, or 76%, had an SVR12 (defined as HCV RNA levels below the limit of detection 12 weeks after the discontinuation of all therapy);

•	Mericitabine 1000mg BID with Peg-IFN/RBV were well tolerated up to 24 weeks; and

•	No breakthroughs observed during 24 weeks of treatment and no significant adverse events were observed;

Final data from the JUMP-C study is expected to be available during the fourth calendar quarter of 2011.

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

Our Research Programs

We have a library of cataloged nucleoside/tide analogs, as well as several other chemically diverse compounds. This library is the result of substantial collective effort, and we continue to enhance the compound library’s value through the addition of new compounds. We screen potential new targets against this library as a means of identifying promising chemical compounds to pursue for further development. We use preclinical discovery and development technologies and viral and cellular assays that we believe form a reasonable basis for anticipating clinical results. Other than conducting clinical trials for our product candidates, developing additional compounds to treat HCV is the primary focus of our nucleoside/tide research and development activities. Our research and development expenses were $75.9 million, $48.3 million, and $52.6 million during the years ended September 30, 2011, 2010 and 2009, respectively.

Collaborations and Licensing Agreements

Hoffmann-La Roche Inc.

Hoffmann-La Roche Inc. is the U.S. affiliate of F. Hoffmann-La Roche Ltd, a Swiss company (collectively “Roche”). In October 2004, we entered into a collaboration and license agreement with Roche to develop PSI-6130 and its prodrugs for the treatment of chronic HCV infections. Roche paid us an up-front payment of $8.0 million. Roche has also agreed to make milestone payments to us for PSI-6130 or a pro-drug of PSI-6130, including mericitabine, of up to an aggregate of approximately $105.0 million, assuming successful development and regulatory approval in Roche’s territories. In addition, we will receive royalties paid as a percentage of total annual net product sales, if any, and we will be entitled to receive up to $30.0 million of one-time performance payments should net sales from the product exceed specified thresholds. Under this collaboration, Roche reimbursed us for all of the expenses associated with certain preclinical work, the IND filing, and the initial clinical trial, which we were responsible for and conducted. Roche has and will fund all of the expenses of, and be responsible for, other preclinical studies, future clinical development and commercialization of mericitabine. In addition to the $8.0 million up-front payment, we have received milestone payments of $30.0 million and research reimbursement payments of $5.0 million from Roche under this agreement as of September 30, 2011.

Roche had an option, which expired March 31, 2007, to license, in addition to PSI-6130 and its prodrugs, certain compounds shown to have activity against HCV polymerase during the collaboration period, which expired on December 31, 2006. Since Roche did not exercise this option (or pay the related fees) for any compounds, Roche’s license is limited to PSI-6130 and its prodrugs, including mericitabine. None of Pharmasset’s other product candidates, including PSI-7977, PSI-938 and PSI-661, were subject to Roche’s option and Pharmasset owns the rights to develop and commercialize them.

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

Emory University

In December 1998, we entered into an exclusive, worldwide license agreement to license the active pharmaceutical ingredient in Racivir from Emory University. During 2011, we terminated this license agreement and all of our rights to Racivir were returned to Emory University.

Emory University and University of Georgia Research Foundation, Inc.

During 2011, and following the conclusion of the arbitration with Emory University and University of Georgia Research Foundation, Inc. (the “Claimants”) (see Item 3, Legal Proceedings), the Claimants terminated our January 8, 2004 license agreement with Claimants (the “Emory License”) that was the subject of the arbitration. As a result of the termination of the Emory License, all rights granted to us under the Emory License were returned to the Claimants.

Manufacturing and Supply

We do not have our own manufacturing capabilities and we rely on third-party manufacturers for supply of the active pharmaceutical ingredients (“APIs”) of our product candidates used in preclinical studies and clinical trials. We do not expect to establish our own manufacturing facilities and we will continue to rely on third-party manufacturers to produce commercial quantities of any product candidates we commercialize. We believe all of the materials required for the manufacture of our current product candidates could be obtained from more than one source. Roche has responsibility for establishing a single source of API for mericitabine for both the Roche territory and our territory. We also have the right to establish ourselves as the secondary source of API supply for mericitabine, provided, however, that we may not supply in excess of 20% of the requirements for the global supply.

Government Regulation

Regulation by governmental authorities in the United States and other countries is a significant factor in the research and development, manufacture and marketing of pharmaceutical products. Government authorities in the United States at the federal, state, and local levels and in foreign countries extensively regulate, among other things, the research, clinical development, testing, manufacture, labeling, promotion, advertising, marketing, distribution, sampling, and import and export of pharmaceutical products, biologics, and medical devices. All of our products will require regulatory approval by governmental agencies prior to commercialization. Various federal, state, local, and foreign statutes and regulations also govern, among other things, testing, manufacturing, safety, labeling, marketing, storage, and record-keeping related to such products. The process of obtaining these approvals and subsequent process of maintaining substantial compliance with applicable federal, state, local, and foreign statutes and regulations require the expenditure of extensive time and staffing as well as financial resources. In addition, these statutes, rules, regulations, and policies may change and our products may be subject to new legislation or regulations.

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

The steps ordinarily required before a new drug product may be marketed in the United States include preclinical laboratory tests, animal tests and formulation studies, the submission and activation of an Investigational New Drug Exemption (“IND”), and adequate and well-controlled clinical trials to establish the safety and efficacy of the drug for each indication for which FDA approval is sought. Any advice granted by FDA to a company during drug development is the best available at that time. The FDA may, at any time, change that advice and potentially cause substantial delay to the drug development or New Drug Approval (“NDA”) review timelines. For example, the FDA draft guidance for the development of direct acting antiviral compounds for the treatment of HCV may be superseded at any time, based upon new information available only to FDA. The following is a general overview of the development and approval process for a new drug.

Preclinical Phase. Preclinical tests include laboratory evaluation of biological mechanisms and drug metabolism, product chemistry, formulation, and stability, as well as studies to evaluate toxicity in animals. The results of preclinical tests, together with manufacturing information and analytical data, are submitted as part of an IND application to the FDA.

An IND must be prepared and submitted to the FDA to request authorization to begin human testing of the drug. Upon expiration of thirty (30) days after submission of an IND without comment from the FDA, or upon receipt of an FDA IND Safe to Proceed Letter (or similarly titled letter), and upon receipt of Institutional Review Board (“IRB”) approval, the sponsor can begin that testing.

Preclinical testing continues through the clinical phase of development and is employed as a guide to help ensure the safe conduct of human subject clinical studies. Throughout the development program, the drug substance (active ingredient), drug product (formulation), and the attendant manufacturing processes are defined, refined and carefully controlled and regulated to help ensure consistency.

Clinical Phase. The clinical phase of development includes the activities necessary to demonstrate safety and efficacy for the intended indication in humans. Clinical trials are conducted under written protocols detailing, among other things, the objectives of the study and the parameters to be used in assessing the safety and the efficacy of the drug. Each protocol under the IND must be submitted to the FDA, must be reviewed, approved, and conducted under the auspices of an IRB, and each trial includes each subject’s signed informed consent. Sponsors, investigators, other clinical study staff, and IRBs also must satisfy compliance with current good clinical practice regulations and procedures (“cGCP”). Some later trials may include an independent data safety monitoring committee to judge, in an ongoing fashion, the ability of the study to continue; decisions may be reached on the basis of predefined criteria or newly available information.

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

•

Phase 3 Clinical Trials: These are designed largely on the basis of Phase 2 data and conducted in the target patient population. The goal of these studies is to obtain statistical and clinical evidence of efficacy and a safety profile of the investigational new drug.

In addition to ongoing IND communications with the FDA, a company may engage in meetings with the FDA at critical time points, such as the end of Phase 2, when the proposed Phase 3 clinical program is discussed. Agreements and understandings reached at such meetings are important for ensuring the adequacy of an NDA.

New Drug Application. In order for a drug to be approved for marketing, an NDA is prepared and submitted to the FDA. An NDA is a modular compilation of data, reports, and analyses that includes, among other things, the results of all preclinical and clinical studies, chemistry, manufacturing, and chemical quality information about the drug as well as draft labeling and a risk management plan. The cost of preparing and submitting an NDA is substantial. In most cases, the submission of an NDA is also subject to substantial application and establishment user fees. The manufacturer and/or sponsor under an approved NDA are also subject to ongoing annual product and establishment user fees.

The submission of the application is no guarantee that the FDA will find it complete and accept it for filing. It may refuse to file the application for review and will give reasons why. The FDA may request additional information rather than accept the application for filing, in which case, the application must be resubmitted with the supplemental information. This could cause a substantial delay for resubmission. Once an NDA is accepted for review and internal review proceeds, the FDA may refer the application to an advisory committee for review, evaluation, and an approval recommendation. The FDA is not bound by the opinion of the advisory committee. The current target NDA review time is 10 months for a Standard review. If the drug is initially granted a Priority review (six month target), FDA may, based upon the data, downgrade the Priority review to Standard and reset the review clock. FDA funding legislation starting in 2012 is likely to extend these review targets. Drugs that successfully complete NDA review, and for which an approval letter is received, may be marketed in the United States, subject to all conditions imposed by the FDA in the approval letter and all applicable laws and regulations.

If the FDA determines that the data in the marketing application from the clinical study sites, or manufacturing facilities are not sufficient for approval it will outline the deficiencies in a complete response letter rather than an approval letter and will often request additional testing or information. The length of time required to satisfy the deficiencies depends on the nature of the deficiencies and could take years if new clinical data are required.

Post-Approval Phase. As a condition of NDA approval, the FDA may require Phase 4 clinical trials to evaluate issues which may have arisen during the NDA review. Manufacturing facilities subject to the NDA are inspected on a routine basis and many contemplated changes to manufacturing processes must be submitted to FDA. Once a product is approved, the requirements include FDA oversight of all promotional materials and timely reporting and analysis of marketed product safety information to FDA and labeling updates to include new information. Heightened awareness of the risk benefit profile of marketed drugs has increased the public scrutiny of drug safety, threatening even well established brand name drugs with voluntary market withdrawal.

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

As a general matter, foreign regulatory procedures include risks similar to those associated with FDA regulation. In the EU, antiviral products are submitted as a centralized procedure in which approval of a single application to the European Medicines Agency results in EU-wide marketing approval which is then implemented by the Member States.

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

We believe that a significant number of drugs are currently under development and will become available in the future for the treatment of HCV. For example, two new protease inhibitors, Victrelis and Incivek, were introduced in the U.S. in the second calendar quarter of 2011 and either drug is now available for inclusion with Peg-IFN/RBV for treating HCV genotype 1. We anticipate that we will face competition as new products enter the marketplace and advanced technologies become available. Our competitors’ products may be safer, more effective, or more effectively marketed and sold than any product we may commercialize. Competitive products may render one or more of our product candidates obsolete or non-competitive before we can recover the expenses of developing and commercializing any of our product candidates. It is also possible that the development of a cure, effective vaccine, or new treatment methods for HCV could render one or more of our product candidates non-competitive, obsolete, or reduce the demand for our product candidates.

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

HCV Therapeutics Competition

In the United States, the current treatment for HCV is a combination of interferon alfa and a nucleoside analog named ribavirin (“Peg-IFN/RBV”). For patients with HCV genotype 1 only, one of two new protease inhibitors, Victrelis and Incivek, is now available for inclusion with Peg-IFN/RBV. Interferon alfa is approved in several chemically modified forms and is marketed by Roche, Merck (formerly Schering-Plough), and Kadmon Pharmaceuticals. Roche, Merck, Kadmon and several generic manufacturers market ribavirin. We are aware that Roche and other companies are also developing new drugs for the treatment of HCV. In addition, FDA is evaluating a regulatory framework for the review and approval of follow-on biologics. These would be chemically and biologically the same as the pioneer brand (for example Pegasys) but compete on price. The following table presents information about approved drugs and selected drug candidates for the treatment of HCV. These drug candidates are currently being developed:

•	In combination with PEG-IFN/RBV and/or

•	In combination with one or more other DAAs with and without RBV.

In addition to the above two potential treatment regimens, PSI-7977 and PSI-938 (our two unpartnered product candidates) are also being developed in combination with and without RBV. PSI-7977 is also being developed in combination with RBV, and PSI-938 is being explored as monotherapy.

FDA-Approved HCV Therapeutics or Selected HCV Therapeutics in Development

Brand Name	Generic Name or Company Abbreviation	Drug Class	Phase of Development	Company
Pegasys® plus Copegus®	peginterferon alfa-2a + ribavirin	Interferon	Approved	Roche
Peg-Intron plus Rebetol	peginterferon alfa-2b + ribavirin	Interferon	Approved	Merck
Infergen	interferon alfacon-1	Interferon	Approved	Kadmon Pharmaceuticals
Incivek*	telaprevir	Protease Inhibitor	Approved	Vertex/Johnson & Johnson
Victrelis*	boceprevir	Protease Inhibitor	Approved	Merck
	PSI-7977	Nucleotide Analog Polymerase Inhibitor	Phase 3	Pharmasset
	PSI-938	Nucleotide Analog Polymerase Inhibitor	Phase 2b	Pharmasset
	mericitabine (or RG7128)	Nucleoside Analog Polymerase Inhibitor	Phase 2b	Pharmasset/Roche
	IDX184***	Nucleotide Analog Polymerase Inhibitor	Phase 2b	Idenix
	INX-189	Nucleotide Analog Polymerase Inhibitor	Phase 2	Inhibitex
	setrobuvir	Non-nucleoside Polymerase Inhibitor	Phase 2b	Anadys**
	filibuvir	Non-nucleoside Polymerase Inhibitor	Phase 2	Pfizer
	tegobuvir (GS-9190)	Non-nucleoside Polymerase Inhibitor	Phase 2	Gilead
	ABT-333	Non-nucleoside Polymerase Inhibitor	Phase 2	Abbott
	ABT-072	Non-nucleoside Polymerase Inhibitor	Phase 2	Abbott
	BI 207127	Non-nucleoside Polymerase Inhibitor	Phase 2	Boehringer Ingelheim
	VX-222	Non-nucleoside Polymerase Inhibitor	Phase 2	Vertex
	GS-9256	NS3 Protease Inhibitor	Phase 2	Gilead
	GS-9451	NS3 Protease Inhibitor	Phase 2	Gilead
	GS-5885	NS5a Inhibitor	Phase 2	Gilead
	ABT-267	NS5a Inhibitor	Phase 2	Abbott
	daclatasvir (BMS-790052)	NS5a Inhibitor	Phase 2b	Bristol-Myers Squibb
	ABT-450	Protease Inhibitor	Phase 2	Abbott
	TMC435350	Protease Inhibitor	Phase 3	Medivir/Tibotec
	danoprevir / RG7227	Protease Inhibitor	Phase 2b	Roche
	vaniprevir /MK-7009	Protease Inhibitor	Phase 3 (in Japan)	Merck
	MK-5172	Protease Inhibitor	Phase 2	Merck
	BMS-650032	Protease Inhibitor	Phase 2b	Bristol-Myers Squibb
	BI 201335	Protease Inhibitor	Phase 3	Boehringer Ingelheim
	ACH-1625	Protease Inhibitor	Phase 2	Achillion

*—This	drug is now available for inclusion with Peg-IFN/RBV in treating patients with HCV genotype 1 only.
**—On	October 17, 2011, Anadys announced that it entered into a definitive merger agreement to be acquired by Roche.
***—Currently	under an FDA partial clinical hold.

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

Mericitabine (or RG7128). We own an issued U.S. patent (U.S. patent number 7,429,572) and pending U.S. and foreign patent applications directed to the PSI-6130 chemical compound, pharmaceutical formulations, therapeutic combinations and use to treat HCV infections. This patent was issued on September 30, 2008 and will expire on April 3, 2025. Any additional patents issuing from the pending applications would expire no earlier than 2024. We own an issued U.S. patent (U.S. patent number 7,601,820) and pending U.S. and foreign patent applications directed to the synthesis of PSI-6130 chemical compound, including synthetic intermediates thereof. This patent was issued on October 13, 2009 and will expire on November 13, 2025. Any additional patents issuing from the pending applications would expire no earlier than 2025. We and Roche co-own an issued U.S. patent (U.S. patent number 7,754,699) and pending U.S. and foreign patent applications directed to prodrugs of PSI-6130 (including mericitabine), therapeutic combinations and use to treat HCV infections. This patent was issued on July 13, 2010 and will expire on October 29, 2028. Any additional patents issuing from the pending applications would expire no earlier than 2028.

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

During June 2011 the United States Patent and Trademark Office issued U.S. patent 7,964,580 titled “Nucleoside Phosphoramidate Prodrugs”. This patent generally relates to the composition of matter of PSI-7977 and its diastereomeric mixture for the treatment of HCV. PSI-7977, a uracil nucleotide analogue polymerase inhibitor of HCV, is being studied in multiple phase 2 trials. This patent expires no earlier than 2029.

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

Employees

As of September 30, 2011, we had 82 employees, 61 of whom performed research and development functions.

Available Information

Additional information about our business is set forth in “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and is incorporated in this Item 1 by reference.

All periodic and current reports, registration statements, and other filings that we are required to file with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 (“Exchange Act”), are available free of charge from the SEC website (www.sec.gov), at 100 F Street N.E., Washington, DC 20549 or by calling 1-800-SEC-0330, as well as through our website at www.pharmasset.com. Such documents are available as soon as reasonably practicable after electronic filing of the material with the SEC. Copies of these reports (excluding exhibits) may also be obtained free of charge, upon written request to: Investor Relations, Pharmasset, Inc., 303-A College Road East, Princeton, NJ 08540. The website addresses included in this report are for identification purposes. The information contained therein or connected thereto are not intended to be incorporated into this report.

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

We or our collaborators have conducted preclinical studies and clinical trials of mericitabine (or RG7128), PSI-7977 and PSI-938. Many of these trials were not primarily designed to demonstrate the efficacy of these product candidates but, rather, to collect data on safety and assist in determining the appropriate dose. Even if our product candidates achieve positive results in preclinical and clinical trials, similar results may not be observed in subsequent trials and results may not prove to be statistically significant or demonstrate safety and efficacy to the satisfaction of the FDA or other regulatory agencies.

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

We have limited experience conducting and managing the clinical trials necessary to obtain FDA approval or approval by other regulatory authorities. Our past clinical experience has been limited to a small number of product candidates in a limited number of therapeutic areas. By contrast, larger pharmaceutical companies often have substantial staffs experienced in conducting clinical trials with multiple product candidates across multiple indications. As a result, we may be at a competitive disadvantage that could, for example, result in delays in obtaining regulatory approvals, if at all, for our product candidates for which we conduct or manage the clinical trial process.

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

We must adequately define the safety profile of our product candidates to obtain regulatory approval. Although in clinical trials completed to date, mericitabine, PSI-7977 and PSI-938 were generally well tolerated, these trials involved a relatively small number of subjects and we may observe significant adverse events for these product candidates in the future. Roche is currently conducting larger clinical studies of mericitabine and we are conducting, and planning to conduct, additional larger clinical studies of PSI-7977 and PSI-938. It is possible that any side effects associated with our product candidates may outweigh the benefits of our product candidates and prevent regulatory approval or demonstrate a risk/reward profile which would limit their market acceptance if they are approved. Recent developments in the pharmaceutical industry have prompted heightened government focus on safety reporting during both pre- and post-approval time periods and pharmacovigilance. Global health authorities may impose regulatory requirements to monitor safety that may burden our ability to commercialize our drug products.

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

Following initial regulatory approval of any drugs we or our collaborators may develop, we and our collaborators will be subject to continuing regulatory review by the FDA or other regulatory authorities, including the review of any adverse drug events and clinical results that are reported after product candidates become commercially available. This would include results from any post-marketing follow-up studies, routine safety surveillance or other reporting required as a condition to approval. The manufacture, distribution, sale, labeling, packaging, storage, advertising, promotion, reporting, and record-keeping related to the product will also be subject to extensive ongoing regulatory requirements, which are subject to change. In addition, incidents of adverse drug reactions, unintended side effects, or misuse relating to our products could result in additional regulatory controls or restrictions or even lead to voluntary withdrawal of a product from the market.

Furthermore, our third-party manufacturers and the manufacturing facilities that they use to make our product candidates are regulated by the FDA and other governmental authorities (including foreign authorities). Quality control and manufacturing procedures must continue to conform to cGMP after approval. Pharmaceutical manufacturers and their subcontractors are required to register their facilities and/or products manufactured at time of submission of the marketing application and then annually thereafter with the FDA and certain state and foreign agencies. They are also subject to periodic unannounced inspections by the FDA, state, and other foreign authorities. Any subsequent discovery of problems with a product, or a manufacturing or laboratory facility used by us or our collaborators, may result in restrictions on the product or on the manufacturing or laboratory facility, including marketed product recall, suspension of manufacturing, product seizure, or a voluntary withdrawal of the drug from the market. Any change to an approved product, including the way it is manufactured or promoted, often requires FDA or other regulatory authority notification or approval before the product, as modified, can be marketed. We and our third-party manufacturers will also be subject to ongoing FDA or other regulatory authority requirements for submission of safety and other post-market information. If we, our collaborators, or our third-party manufacturers fail to comply with applicable continuing regulatory requirements, our business could be seriously harmed because a regulatory agency may:

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

If PSI-7977 and/or PSI-938 receive marketing approval in the United States, we intend to promote and commercialize these products, in certain cases without a partner. To develop internal sales, distribution, and marketing capabilities, we will have to invest significant amounts of financial and management resources. As a result, we could face a number of risks, including:

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

The marketing and advertising of our drug products by our collaborators or us will be regulated by the FDA, certain state agencies, and foreign regulatory authorities. Violations of these laws and regulations, including promotion of our products for unapproved uses or failing to adequately disclose risk information, are punishable by criminal and civil sanctions and may result in the issuance of enforcement letters, corrective advertising or other enforcement action by the FDA, or investigation, prosecution or enforcement action by the U.S. Department of Justice, or other state government agencies, or foreign regulatory or other legal authorities that could jeopardize our ability to market the product.

In addition to FDA, state, and foreign regulations, the marketing of drug products by us or our collaborators will be regulated by federal, state, or foreign laws pertaining to health care “fraud and abuse,” such as the federal anti-kickback law prohibiting bribes, kickbacks, or other remuneration for the order or recommendation of items or services reimbursed by federal health care programs. There are also federal and state laws applicable to items or services reimbursed by commercial insurers. Violations of these laws are punishable by criminal and civil sanctions, including, in some instances, imprisonment and exclusion from participation in federal and state health care programs, including Medicare, Medicaid, and Veterans Affairs healthcare programs. Because of the far-reaching nature of these laws, we will need to regularly evaluate and, as appropriate, potentially revise our practices to ensure compliance with these laws. Health care fraud and abuse regulations are complex, and even minor irregularities can potentially give rise to claims that a statute or prohibition has been violated. Any violations of these laws, or any action against us for violations of these laws, even if we successfully defend against it, could have a material adverse effect on our business, financial condition, and results of operations.

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

We are a clinical-stage pharmaceutical company with a limited operating history upon which an investor can evaluate our operations and future prospects. We have incurred net losses in each year since our predecessor company’s inception in 1998. For the years ended September 30, 2011, 2010, and 2009, we had net losses of $91.2 million, $66.1 million, and $55.6 million, respectively. As of September 30, 2011, we had an accumulated deficit of $324.7 million. We do not expect to generate significant sales revenue from our product candidates for at least the next two years and we expect to continue to incur significant operating losses in future periods. We expect to incur substantial costs to further our drug discovery and development programs and that our rate of spending will accelerate as a result of the increased costs and expenses associated with preclinical and clinical development of PSI-7977 and PSI-938 and other future product candidates. In addition, as we expand our operations, we will need to continue to improve our facilities and hire additional personnel. As a result, we expect that our annual operating losses will increase significantly over the next two years.

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

Developing product candidates, conducting clinical trials, and commercializing products is expensive and we will need to raise substantial additional funds to achieve our strategic objectives. Although we believe our existing cash resources as of September 30, 2011, together with anticipated payments under our existing collaboration agreement, will be sufficient to fund our projected cash requirements for the next 12 months, we will require significant additional financing in the future to fund our operations. Such financing may not be available on acceptable terms, if at all. Our future capital requirements will depend on many factors, including:

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

As of September 30, 2011, we had 82 employees, 61 of whom perform research and development functions. We plan to hire a significant number of additional employees in the near future. As our product candidates continue to progress toward potential commercialization, we anticipate the need to hire additional employees as required to add depth and specialized expertise to our team. This growth could place a strain on our administrative and operational infrastructure. If the product candidates that we are developing continue to advance in clinical trials, we will need to expand our development, regulatory, manufacturing, quality, compliance, recordkeeping, information technology, training, marketing, and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to develop additional relationships with various collaborators, contract research organizations, suppliers, manufacturers, and other organizations. We may not be able to establish such relationships or may incur significant costs to do so. Our ability to manage our growth will also require us to continue to improve our operational, financial, and management controls, reporting systems and procedures, and other compliance programs and processes which will further increase our operating costs. If we are unable to successfully manage the expansion of our operations or operate on a larger scale, we will not achieve our strategic objectives.

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

Risks Related to Our Dependence on Third Parties

We have licensed PSI-6130 and its prodrugs, including mericitabine, to Roche, and we will depend on Roche to continue its development and commercialization.

We are developing mericitabine under a collaborative licensing agreement that we entered into with Roche in October 2004. We are dependent on Roche to continue the development of mericitabine and successfully commercialize it. Roche may terminate its agreement with us without cause on six months notice. If Roche fails to aggressively pursue the development and marketing approval of mericitabine, if a dispute arises with Roche over the terms or the interpretation of the collaboration agreement or an alleged breach of any provision of the agreement, or if Roche terminates its agreement, then the development and commercialization of mericitabine, or our ability to receive the expected payments under this agreement, could be delayed or adversely affected.

Roche is subject to many of the same development and commercialization risks to which we are subject. If Roche decides to devote resources to alternative products, either on its own or in collaboration with other pharmaceutical companies, Roche may not devote sufficient resources to the development of mericitabine. Further, if Roche decides to pursue additional therapies for HCV, future sales of mericitabine could be adversely affected. Any adverse development in Roche’s operations or financial condition could adversely affect the development and commercialization of mericitabine or other prodrugs of PSI-6130, and our receipt of future milestone payments and royalties on its sales.

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

Most new drugs must undergo clinical trials on human subjects before they are approved for marketing in the United States or in other countries. In recent years, the number of clinical trials of new drugs has increased, due both to U.S. federal funding of biomedical research and to research investment by pharmaceutical and biotech companies and to increased global regulatory requirements such as long term safety testing prior to product approval. There has also been a trend toward increased monitoring and enforcement of laws and the issuance of industry guidelines applicable to clinical research, including those relating to fraud and abuse. Because we rely on third party CROs, service providers, and other organizations and institutions to conduct and monitor our clinical studies, we face risks related to fraud and abuse in the conduct of our clinical studies. Those risks include financial misconduct, misconduct associated with human subjects protection, and research misconduct.

Several aspects of financial management in clinical trials particularly increase potential risks relating to fraud and abuse concerns, including third-party payor coverage for clinical trials and related costs, research sponsor payments for clinical trial services and costs, and federal grants oversight and management. For example, allegations of False Claims Act violations in connection with Medicare billing for clinical trial services have been asserted against a number of research sites and the Department of Health and Human Service (“HHS”) Office of Inspector General (“OIG”) has repeatedly expressed concern that some industry-sponsored clinical trials may be suspect under the anti-kickback statute if they are motivated by marketing objectives. A number of research institutions have entered settlement agreements with the federal government following False Claims Act charges relating to mismanagement of federal grant funds.

Human subjects’ protection in the United States is addressed in regulations and guidance issued by HHS and the FDA that focus on subjects’ informed consent for clinical trial participation, institutional review board review and monitoring the conduct of clinical trials, and identification and management of researchers’ conflicts of interest. Knowing failure to comply with these requirements has resulted in fraud claims against CROs, researchers and institutional review boards. Recent allegations of community clinical research center mismanagement, increased enforcement actions such as warning letters, and failure to comply with informed consent requirements may result in additional governmental monitoring, regulation, and enforcement applicable to us, our collaborators and the CROs, researchers, and institutional review boards with whom we work.

We maintain compliance programs through our clinical operations and development personnel working with our finance and legal group’s support. Our clinical trial vendors are required to monitor and report to us the possible remedial action required for the conduct of clinical studies and we are obliged to take the appropriate action. We also monitor clinical trial vendors through our regulatory and quality assurance staff and service providers. It is our understanding that Roche has undertaken to monitor the clinical trials it sponsors; and that it devotes substantial resources to this effort. However, we cannot assure you that our or our collaborators’

programs and personnel will timely and fully discover any fraud or abuse that may occur in connection with our clinical trials. Such fraud or abuse, if it occurs, could have a material adverse effect on our research, development, or commercialization activities and results.

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

To date, our product candidates have only been manufactured in quantities sufficient for preclinical studies and early stage clinical trials. We rely on a single South Korean manufacturer to supply the active pharmaceutical ingredient (“API”) of PSI-7977 and PSI-938. For a variety of reasons, dependence on any single manufacturer may adversely affect our ability to develop and commercialize our product candidates on a timely and competitive basis. We do not currently have any long-term supply agreements in place for our product candidates and will need to enter into supply agreements for additional supplies of each of our product candidates to complete clinical development and/or commercialize them.

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

Roche is supplying mericitabine for our joint clinical trials and development program. We are considering additional supply options of mericitabine. We have entered into an agreement with Roche for the purchase of clinical supplies of mericitabine and related clinical materials for our use in developing mericitabine outside of Roche’s licensed territory. We will need to enter into supply agreements for additional supplies of each of our product candidates to complete clinical development and/or commercialize them. We cannot assure you that we will be able to do so on favorable terms, if at all.

We also anticipate the need to procure additional product and drug supplies, including qualifying potential additional suppliers, of PSI-7977 and PSI-938.

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

We may decide to enter into future collaborations for the development and commercialization of PSI-7977 and/or PSI-938 or other future product candidates. We may not be successful in entering into any additional collaborations.

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

Our commercial success will depend, in large part, on our ability to obtain and maintain patents and proprietary intellectual property rights sufficient to prevent others from marketing our product candidates, as well as to successfully defend and enforce those patents against infringement and to avoid infringing the proprietary rights of others, both in the United States and in foreign countries. Roche and we have been granted patents and have filed patent applications for mericitabine, and we have filed and may in the future file our own patent applications for our other technology. We have also licensed certain patents, patent applications and other proprietary rights from third parties. Except where precise dates are given, our current patent expiration dates do not take into account any patent term adjustments that may accrue due to procedural delays by the United States Patent and Trademark Office or patent term extensions that may accrue due to regulatory delays.

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

We were involved in a proceeding regarding our intellectual property rights (See the matter described in Item 3. Legal Proceedings). We incurred substantial expenses in the defense of this matter. If we become involved in any litigation, interference, or other administrative proceeding, we will incur substantial expense and it will divert the efforts of our scientific and management personnel. Uncertainties resulting from the initiation and continuation of litigation, interference, or other administrative proceedings could have a material adverse effect on our ability to compete in the marketplace pending resolution of the disputed matters. An adverse determination may subject us to significant liabilities or require us to seek licenses that may not be available from third parties on commercially reasonable terms, if at all. We or our collaborators may be restricted or prevented from developing and commercializing our products in the event of an adverse determination in a judicial or administrative proceeding or if we fail to obtain necessary licenses. In such event, we may attempt to redesign our processes or technologies so that they do not infringe, which may not be commercially reasonable or technically possible.

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

We face a broad range of current and potential competitors, from established global pharmaceutical companies with significant resources to development-stage companies. Listed below are some of the pharmaceutical and biotechnology companies developing compounds targeting HCV and other viral infections. Roche, Merck (formerly Schering-Plough), and Kadmon Pharmaceuticals market alpha interferon, a component of the current treatment for HCV, which is approved in several chemically modified forms. All three companies and several generic manufacturers market ribavirin, which is another component of the current treatment for HCV. Vertex and Merck also market Incivek (telaprevir) and Victrelis (boceprevir), respectively, either of which is now available for inclusion with alpha interferon and ribavirin in the current treatment of patients with HCV genotype 1. Roche, Merck, and other companies, such as Abbott, Boehringer Ingelheim, Bristol Meyers Squibb, Gilead Sciences, Idenix, Johnson & Johnson, Pfizer and Vertex are also developing new drugs for the treatment of HCV.

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

We are developing, alone and with collaborator(s), nucleoside/tides to treat HCV. The potential therapeutic regimens being tested or planned for testing include our nucleoside/tide as monotherapy (alone) or in combination with:

•	pegylated interferon and ribavirin;

•	ribavirin;

•	pegylated interferon and ribavirin plus a direct acting antiviral (such as Roche’s protease inhibitor, in studies conducted and planned by Roche); and

•

one or more direct acting antivirals without concomitant interferon or ribavirin therapy, including a combination of two nucleosides/tides or one nucleoside/tide with a different class of direct acting antiviral (such as our clinical collaborations with BMS and Tibotec, the INFORM studies being conducted by Roche, and the QUANTUM study).

These development programs and planned studies carry all the risks inherent in drug development activities, including the risk that they will fail to demonstrate meaningful efficacy or acceptable safety. However, these development programs are subject to regulatory, commercial, manufacturing, and other risks that may be additional to the risks described above. For example, regulatory guidelines for approval of direct acting antiviral drugs are evolving in the United States, Europe, and other countries. We anticipate that regulatory guidelines and regulatory agency responses to our, our collaborators’, and our competitors’ development programs will continue to change, resulting in the risk that our and our collaborators’ activities may not meet unanticipated new standards or requirements, which could lead to delay, additional expense, or potential failure of development activities. Our development programs, in addition, involve testing product candidates alone and in combination with approved drugs as well as with currently unapproved product candidates, which increases the risk of significant adverse effects or test failures. The timing, outcome, and cost of this testing are difficult to predict and dependent on a number of factors that are outside our reasonable control. To the extent that we, our collaborator, or our competitors successfully develop direct acting antivirals whose use improves the current treatment for HCV or results in “interferon-sparing” treatment regimens, current HCV-treating physicians, HCV patients, healthcare payers, and others may not readily accept or pay for such improvements or new treatments. Because direct acting antivirals is an emerging field, the delay or failure of a competitor attempting to develop therapeutics that could have been combined with our product candidates or that are perceived to be similar to our product candidates could have a significant adverse effect on the commercial or regulatory environment for our product candidates or on the price of our stock. As we note elsewhere, other companies developing direct acting antivirals have more advanced development programs than we do. Their success or failure to successfully conclude clinical development and obtain marketing approval could have a material adverse effect on our development and commercialization plans and activities.

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

Pressure from HCV awareness and other social activist groups to reduce drug prices may also put downward pressure on the prices of emerging HCV drugs, including mericitabine, PSI-7977, and PSI-938, if they are commercialized.

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

We have an operating lease for a 30,800 square foot building that has 12,000 square feet of laboratory space and approximately 18,000 square feet of administrative offices located in Princeton, New Jersey through May 22, 2015. The annual occupancy expense under this lease is approximately $810,000. This facility is equipped to perform drug research activities. We also have an operating lease for office space in Durham, North Carolina through December 31, 2015. The annual occupancy expense under this lease is approximately $80,000.

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

During the fourth quarter of fiscal 2011, our board of directors declared a stock dividend to effect a two-for-one stock split. Holders of Pharmasset common stock at the close of business on August 22, 2011, the record date, received one additional share of common stock for every share of common stock they owned. The stock dividend was distributed at the close of business on August 31, 2011. All share and per share amounts have been restated for all periods presented to reflect the two-for-one stock split.

The following table sets forth for the periods indicated the high and low sale prices per share of our common stock on a post-split basis as reported by NASDAQ:

Fiscal Year Ended September 30, 2011:	High	Low
Fourth fiscal quarter 2011	$85.32	$49.90
Third fiscal quarter 2011	$67.96	$38.59
Second fiscal quarter 2011	$39.78	$21.64
First fiscal quarter 2011	$24.95	$14.40

Fiscal Year Ended September 30, 2010:	High	Low
Fourth fiscal quarter 2010	$15.21	$11.78
Third fiscal quarter 2010	$16.95	$12.97
Second fiscal quarter 2010	$14.75	$9.50
First fiscal quarter 2010	$12.00	$9.17

Holders of Record

As of October 31, 2011, there were 21 holders of record of our common stock.

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

The following table presents our selected financial information. The statement of operations data for the years ended September 30, 2011, 2010, and 2009 and the balance sheet data as of September 30, 2011 and 2010 have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended September 30, 2008 and 2007, and the balance sheet data as of September 30, 2009, 2008, and 2007 have been derived from our audited financial statements that are not included in this Annual Report on Form 10-K.

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

	Years Ended September 30,
	2011	2010	2009	2008	2007
	(in thousands, except share and per share data)
Statement of Operations Data:
Revenues	$897	$1,020	$13,293	$1,857	$22,009

Cost and expenses:
Research and development	75,850	48,261	52,552	42,996	20,319
General and administrative	16,651	16,458	13,365	13,289	9,211

Total costs and expenses	92,501	64,719	65,917	56,285	29,530

Operating loss	(91,604)	(63,699)	(52,624)	(54,428)	(7,521)
Investment income	15	8	221	1,986	2,471
Other Income	489	—	—	—	—
Interest expense	(1,058)	(2,391)	(3,190)	(2,216)	(15)

Loss before income taxes	(92,158)	(66,082)	(55,593)	(54,658)	(5,065)
Provision (benefit) for income taxes	(973)	—	—	—	—

Net loss	(91,185)	(66,082)	(55,593)	(54,658)	(5,065)
Redeemable preferred stock accretion (1)	—	—	—	—	1,776

Net loss attributable to common stockholders	$(91,185)	$(66,082)	$(55,593)	$(54,658)	$(6,841)

Net loss per common share: Basic and Diluted (2)	$(1.25)	$(1.07)	$(1.05)	$(1.25)	$(0.23)
Weighted average number of shares used in per common share calculations:
Basic and Diluted (1) (2)	72,776,981	61,909,966	52,959,064	43,616,566	29,980,944

	As of September 30,
	2011	2010	2009	2008	2007
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents (1)	$166,455	$127,081	$58,408	$63,073	$68,746
Short-term investments	—	—	—	497	1,252
Working capital	153,682	107,190	41,647	52,425	60,764
Total assets (1)	172,205	129,761	62,736	68,982	75,844
Deferred revenue	2,058	2,956	3,941	5,726	7,583
Current portion of and long-term debt, net	2,586	11,639	19,609	19,174	—
Total stockholders’ equity (deficit) (1) (2)	$154,272	$104,148	$28,898	$35,187	$58,936

(1)—	On May 2, 2007, we completed our IPO of 10,100,000 shares of our common stock at a public offering price of $4.50 per share. Net cash proceeds from our IPO were $40.7 million after deducting offering costs paid during fiscal 2007. In connection with our IPO, the outstanding shares of our Series B, Series C, Series D, and Series R redeemable convertible preferred stock, our Series A convertible preferred stock, and our redeemable common stock were converted into 8,811,366 shares of our common stock as of May 2, 2007. In addition, holders of our Series D redeemable convertible preferred stock were entitled to receive quarterly dividends at a rate equal to 7.5% per annum of the purchase price per share. Such dividends accrued from February 4, 2006 through May 2, 2007 and were paid out in the form of 263,728 shares of our common stock. Our Series D-1 warrants were also exercised in full in connection with our IPO on a “net exercise” basis, which resulted in us issuing 1,645,378 shares of our common stock to the warrant holders.

(2)—	During the fourth quarter of fiscal 2011, our board of directors declared a stock dividend to effect a two-for-one stock split. Holders of Pharmasset common stock at the close of business on August 22, 2011, the record date, received one additional share of common stock for every share of common stock they owned. The stock dividend was distributed at the close of business on August 31, 2011. All share and per share amounts included in the above selected financial data have been restated for all periods presented to reflect the two-for-one stock split.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We currently have three clinical-stage product candidates advancing in clinical trials in various HCV populations as follows:

•

Our pyrimidine, PSI-7977, an unpartnered uracil nucleotide analog polymerase inhibitor, is initiating a pivotal Phase 3 program that currently consists of three interferon-free, 12-week studies in combination with ribavirin (“RBV”) in subjects with all HCV genotypes, and seven Phase 2 studies, including studies with shortened durations of interferon and interferon-free regimens, in subjects with all HCV genotypes.

•

Our purine, PSI-938, an unpartnered guanine nucleotide analog polymerase inhibitor, is currently being studied in QUANTUM, a Phase 2b interferon-free study evaluating multiple regimens of PSI-938 alone or in combination with PSI-7977 and/or RBV in subjects with all HCV genotypes.

•

Mericitabine (or RG7128), a nucleoside analog polymerase inhibitor, is currently in three Phase 2b studies and one interferon-free study being conducted through a strategic collaboration with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (“Roche”).

Our Pipeline

Our pipeline currently consists of three nucleoside/tide analog polymerase inhibitors, PSI-7977, PSI-938 and mericitabine (or RG7128), that we believe have potential competitive advantages with respect to safety, efficacy across all genotypes, drug resistance, and convenience of dosing as compared to currently approved drugs and other known investigational agents for the treatment of HCV. Our objective is to address the significant unmet medical needs of the HCV patient population. We are developing PSI-7977 and PSI-938 ourselves. We have a strategic collaboration with Roche for the development of PSI-6130 and its prodrugs, including mericitabine. Under the collaboration, Roche pays all development costs associated with mericitabine and provides us with potential income from milestone and royalty payments that can be used to fund the advancement of our proprietary product candidates. The following table provides a summary of the status and next expected milestones for each of our three product candidates:

Product Candidate	Status	Next Expected Milestones
PSI-7977

•    Initiated FISSION, a pivotal interferon-free, 12-week Phase 3 study in combination with RBV in subjects with HCV genotype 2 or 3, in November 2011.

•    In ELECTRON, a 3-part Phase 2 exploratory study (1) in combination with RBV, administered with and without varying durations of pegylated interferon (“Peg-IFN”) in subjects with HCV genotypes 2 or 3, (2) as monotherapy for 12 weeks or in combination with Peg-IFN/RBV for 8 weeks in subjects with HCV genotypes 2 or 3, and in combination with RBV for 12 weeks in subjects with HCV genotype 1 who are prior null responders, and (3) in combination with RBV for 12 weeks in treatment naïve subjects with HCV genotype 1 or in treatment-experienced subjects with HCV genotype 2 or 3.

•    In QUANTUM, a Phase 2b interferon-free study investigating multiple drug regimens of PSI-938, some of which include PSI-7977 in subjects with all HCV genotypes.

•    In ATOMIC, a 12 and 24 week Phase 2b duration-finding study in combination with Peg-IFN/RBV in subjects with HCV genotypes 1, 4, 5 or 6.

•    Initiate POSITRON, our second pivotal, interferon free, 12-week Phase 3 study in combination with RBV in subjects with HCV genotypes 2 or 3 who cannot take interferon during the first calendar quarter of 2012.

•    Report SVR24 results from the genotype 1 arms of the Phase 2b “PROTON” study during the first calendar quarter of 2012.

•    Report results from the two arms of ELECTRON containing HCV genotype 1 subjects (prior null responders and treatment naïves) during the second calendar quarter of 2012.

•    Report SVR12 results from the 12-week treatment arm of ATOMIC during the second calendar quarter of 2012.

•    Report interim results from the 12 week arm of PSI-7977 in combination with RBV in the QUANTUM study during the first half of 2012.

•    Initiate NEUTRINO, an interferon free, 12-week Phase 3 study in combination with RBV in subjects with all HCV genotypes who cannot take interferon during mid (calendar year) 2012.

•    Report SVR12 results from the arm with HCV genotype 2 or 3 subjects of Part 3 of ELECTRON during the third calendar quarter of 2012.

Product Candidate	Status	Next Expected Milestones

•    In the BMS study, a Phase 2a proof of concept study in combination with declatasvir (BMS-790052), Bristol-Myers Squibb Company’s NS5a replication complex inhibitor, investigating 12 and 24 week regimens in subjects with HCV genotype 1, 2 or 3, including HCV genotype 1 subjects who previously failed treatment with a protease inhibitor.

•    In the Tibotec Study, a Phase 2 proof of concept study in combination with TMC435, Tibotec Pharmaceutical’s protease inhibitor, investigating 12 and 24 week regimens in subjects with HCV genotype 1 who had a prior null response to Peg-IFN/RBV.

•    In PROTON, a 12-week Phase 2b dose-finding study in combination with Peg-IFN/RBV in subjects with HCV genotypes 1, 2, or 3.

•    In a 24-week study with and without RBV initiated by the National Institutes of Health (NIH) in subjects with HCV genotype 1.

•    Report SVR12 results from the two 24-week treatment arms of ATOMIC during the third calendar quarter of 2012.

•    BMS expects to report results from the BMS study during the second half of calendar year 2012.

•    Anticipate submitting data from all three Phase 3 studies to support the marketing approval of PSI-7977 in the U.S. and European Union during the second half of calendar year 2013.

PSI-938

•    Recently completed NUCLEAR, a Phase 1 study with PSI-7977 in subjects with HCV genotype 1.

•    In QUANTUM, a Phase 2b study of PSI-938 as monotherapy or in combination with PSI-7977 with and without RBV for 12 or 24 weeks in subjects with all HCV genotypes.

•    Completed enrollment of Cohort 1 (first 225 subjects) of the QUANTUM study in early November 2011.

•    Report interim results from the 12 week arms of Cohort 1 of the QUANTUM study first half of calendar year 2012.

•    Report SVR12 results from the 12 and 24 week arms of Cohort 1 of the QUANTUM study during the second half of calendar year 2012.

mericitabine (or RG7128)

•    Completing the Phase 2b “PROPEL” and “JUMP C” studies in subjects with HCV genotypes 1 or 4.

•    In Matterhorn, a Phase 2 study designed to evaluate ritonavir-boosted danoprevir and RBV in combination with mericitabine and/or Peg-IFN in subjects with HCV genotype 1.

•    In the interferon-free INFORM-SVR study in subjects with HCV genotype 1.

•    All of the studies involving mericitabine are being conducted by Roche.

•    Roche has indicated that it expects to report final data from the Phase 2b “PROPEL” and “JUMP-C” studies during the fourth calendar quarter of 2011.

•    Roche has indicated that it anticipates submitting a marketing application for mericitabine in calendar year 2014.

Financial History

We have incurred substantial operating losses since our inception because we have devoted substantially all of our resources to our research and development activities and have not generated any revenue from the sale of approved drugs. As of September 30, 2011, we had an accumulated deficit of $324.7 million. We expect our operating losses to increase for the next two years as we continue to pursue the clinical development of PSI-7977 and PSI-938 and as we expand our discovery and development pipeline.

We have funded our operations primarily through the sale of equity securities, payments received under collaboration agreements, borrowings under our Loan Agreement, and interest earned on investments. We expect to continue to fund our operations over the next two years through our existing cash resources, potential future milestone payments that we expect to receive from Roche if certain conditions are satisfied, interest earned on our investments, and additional capital to be raised through public or private equity offerings or debt financings. We will require additional financing in the future to fund our operations. Additional financing may not be available on acceptable terms, if at all. As of September 30, 2011, we had $166.5 million of cash and cash equivalents.

Revenues

All of our product candidates are currently in development and, therefore, we do not expect to generate any direct revenues from product sales for at least the next two years, if at all. Our revenues to date have been generated primarily from milestone payments under our collaboration agreements, license fees, and research funding. We currently have a collaboration agreement with Roche for the development of mericitabine. We entered into our collaboration agreement with Roche in October 2004. Roche subsequently paid us an up-front payment of $8.0 million. As of September 30, 2011, we had received an aggregate of $44.5 million in payments under the Roche collaboration agreement, including research funding and related fees as well as up-front and milestone payments.

Under the current terms of the Roche collaboration agreement, if we and Roche succeed in obtaining all of the regulatory approvals specified in the agreement for mericitabine, as of September 30, 2011 the maximum future development and commercialization milestone payments payable to us is $105.0 million ($15.0 million for initiation of a Phase 3 study, $20.0 million for marketing submissions, $40.0 million for health authority approvals, and $30.0 million for achievement of sales milestones). We cannot assure you that we will receive any of these future payments.

We expect our revenues for the next two years to be derived primarily from payments under our current collaboration agreement with Roche and any additional collaboration(s) that we may enter into in the future. In addition to the payments described above, we may receive future royalties on product sales, if any, under our collaboration agreement with Roche.

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

Under our clinical collaboration agreements with BMS and Tibotec, BMS and Tibotec will conduct and be responsible for all costs of their proof of concept studies of PSI-7977 in combination with either daclatasvir (BMS-790052) or TMC435, respectively, except for the cost of PSI-7977 to be used in each study, which will be supplied by Pharmasset.

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

The following table summarizes our research and development expenses for our development projects for each of the three years ended September 30, 2011, 2010, and 2009.

	Years Ended September 30,			Cumulative Project Costs
	2011	2010	2009
	(In thousands)
Expenses attributed to projects:
Mericitabine, or RG7128 Studies (1)	$—	$—	$—	$—
PSI-7977 (including PSI-7851) Studies	38,332	16,431	6,891	62,424
PSI-938 Studies	13,712	7,950	1,313	22,975
PSI-661 (including PSI-879) Studies	1,305	4,826	3	6,134
Phase 2 Racivir Studies	—	—	32	4,237
Clevudine Studies (2)	—	1,349	26,714	72,959

Total attributed expenses	53,349	30,556	34,953

Unattributed expenses
Salaries and related personnel expenses	10,312	7,966	8,014
Non-cash stock compensation expense	4,527	3,154	2,494
Legal expenses associated with patents	2,254	1,662	1,657
Preclinical studies and new drug discovery services	2,240	1,941	1,863
Drug and laboratory supplies	1,118	1,007	930
Consulting expense	105	141	117
Facility and other expenses	1,945	1,834	2,524

Total unattributed expenses	22,501	17,705	17,599

Total research and development expenses	$75,850	$48,261	$52,552

(1)	Roche is responsible for all of the expenses associated with the research and development of Mericitabine, or RG7128.

(2)	In April 2009, we voluntarily terminated our Phase 3 registration studies of clevudine for the treatment of hepatitis B virus.

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

Results of Operations

Year Ended September 30, 2011 Compared with Year Ended September 30, 2010

Revenues. Revenues were $0.9 million and $1.0 million during 2011 and 2010, respectively. Revenues during each fiscal year primarily consist of amortization of up-front and subsequent collaborative and license payments received from Roche previously recorded as deferred revenue.

The following is a reconciliation between cash payments received under contract revenue agreements and contract revenues reported:

	Years Ended September 30,
	2011	2010
	(In thousands)
Cash received/receivable	$—	$35
Deferred	—	—
Amortization	897	985

Revenues	$897	$1,020

Research and Development Expenses. Research and development expenses increased to $75.9 million during 2011 from $48.3 million in 2010. This net increase of $27.6 million consists primarily of:

•

A $21.9 million increase in clinical trial expenses for PSI-7977 (including an increase in active pharmaceutical ingredient (API) manufacturing (and related drug supply) costs and Peg-IFN/RBV costs of $7.6 million), driven mostly by the initiation and on-going conduct of ELECTRON and ATOMIC, two additional Phase 2b studies during 2011; and

•

A $5.8 million increase in clinical trial expenses for PSI-938 (including an increase in API manufacturing (and related drug supply) costs and Peg-IFN/RBV costs of $1.3 million), driven mostly by the advancement of PSI-938 into NUCLEAR, a two-part Phase 1 study and QUANTUM, a Phase 2b study during 2011.

In addition, there was a $3.7 million increase in compensation expense ($1.4 million of which was non-cash compensation expense), a $0.6 million increase in legal patent expense, and $0.4 million in other research and development expenses. Offsetting these increases were decreases of $3.5 million in preclinical study costs for PSI-661, as we decided to advance PSI-938 into later-stage clinical development instead, and $1.3 million in clinical trial expenses for clevudine resulting from our voluntary termination of our Phase 3 registration studies of clevudine, which was completed as of December 31, 2009.

General and Administrative Expenses. General and administrative expenses were $16.7 million during 2011, an increase of $0.2 million from $16.5 million in 2010. The net increase of $0.2 million was due to an increase of $1.3 million in compensation expense (including $0.9 million in non-cash compensation expense), $0.9 million in HCV market study costs, $0.3 million in insurance costs, $0.2 million in consulting fees, and $0.6 million in other administrative expenses. Mostly offsetting these increases was a decrease of $3.1 in legal expenses incurred in connection with our defense against the Demand for Arbitration and Relief (see Part I., Item 3.—Legal Proceedings, for additional information).

Other Income. On October 29, 2010, we were awarded two grants ($244,479 each) totaling $489 thousand under the IRS Qualifying Therapeutic Discovery Project (QTDP) program, which was created by Congress as part of the Patient Protection and Affordable Care Act of 2010. The grants were received on November 12, 2010. One of the grants was awarded for the development of PSI-7977 and the other grant was awarded for the development of PSI-938 or PSI-661. The $489 thousand was recorded as “Other income” in the Statement of Operations and Comprehensive Loss during 2011.

Interest Expense. Interest expense decreased to $1.1 million in 2011 from $2.4 million in 2010. The decrease in interest expense was due to a lower amount of long-term debt outstanding during 2011 compared to 2010.

Provision (Benefit) for Income Taxes. The provision (benefit) for income taxes was ($973 thousand) and $0 for 2011 and 2010, respectively. The benefit for income taxes recorded for 2011 solely reflects the reversal of a valuation allowance previously recorded against the Company’s New Jersey State net operating losses (“NOL”) that resulted from the Company’s sale of $12.3 million of its New Jersey State NOLs under the State of New Jersey’s Technology Business Tax Certificate Transfer Program (the “Program”) for cash of $973 thousand, net of commissions. The Program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of NOLs and defined research and development tax credits for cash.

As of September 30, 2011, we had United States federal net operating loss (“NOL”) carryforwards of approximately $360.6 million available to offset future taxable income, if any. Of the federal NOLs, $72.0 million was generated from windfall tax benefit stock option deductions. The tax benefit of this portion of the NOL will be accounted for directly to equity as additional paid in capital as the stock option related losses are utilized. As of September 30, 2011 we also had research and development tax credits of approximately $0.2 million available to offset future tax liabilities. As of September 30, 2011, we had a net deferred tax asset of

$125.6 million, before consideration of a valuation allowance. We established a full valuation allowance on our net deferred tax asset as it is more likely than not that such tax benefits will not be realized. The loss carryovers and the research and development tax credits expire over a period of 2020 to 2031.

Under Section 382 of the Internal Revenue Code (the “Code”), utilization of the NOL and research and development tax credit carryforwards may be subject to a limitation if a change in our ownership, as defined in the Code, occurred previously or could occur in the future. We completed a Section 382 analysis regarding limitation of our NOL and research and development credit carryforwards that covered the period beginning three years prior to our IPO on May 2, 2007 through a public offering of its common stock on February 5, 2009, and concluded that a change in control occurred during the quarter ended September 30, 2008. This change in control limits the future use of our NOL and research and development credit carryforwards from fiscal 2008 and prior years. However, based upon our financial projections, we do not believe that this limitation will result in the expiration of any of these NOL and research and development credit carryforwards before they are able to be utilized.

We also completed a Section 382 analysis regarding limitation of our NOL and research and development credit carryforwards that covered the period from October 1, 2008 through September 30, 2011, and concluded that a change in control did not occur during this three year period. Any future changes in ownership could impact the use of our NOL and research and development credit carryforwards generated in the affected years. Any limitation may result in expiration of a portion of the NOL or research and development credit carryforwards before utilization, which would reduce our gross deferred tax assets.

Year Ended September 30, 2010 Compared with Year Ended September 30, 2009

Revenues. Revenues were $1.0 million and $13.3 million during 2010 and 2009, respectively. Revenues during 2010 and 2009 include $1.0 million and $1.8 million, respectively, of amortization of up-front and subsequent collaborative and license payments received from Roche previously recorded as deferred revenue. Revenues during 2009 also include a $10.0 million milestone payment from Roche for initiating a Phase 2b study of mericitabine and $1.4 million of research and development payments from Roche for activities related to holding the IND application for mericitabine, for which we have no continuing performance obligations. Our performance obligations relating to the $10.0 million milestone payment consisted of successfully completing a Phase 1 study of mericitabine, which led to the initiation of the Phase 2b study for mericitabine that triggered the milestone payment.

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

Income Taxes. As of September 30, 2010, we had NOL carryforwards of approximately $219.5 million available to offset future taxable income, if any. Of the federal NOLs, $14.1 million was generated from windfall tax benefit stock option deductions. The tax benefit of this portion of the NOL will be accounted for directly to equity as additional paid in capital as the stock option related losses are utilized. As of September 30, 2010 we also had research and development tax credits of approximately $0.1 million available to offset future tax liabilities. As of September 30, 2010, we had a net deferred tax asset of $81.3 million, before consideration of a valuation allowance. We established a full valuation allowance on our net deferred tax asset as it is more likely than not that such tax benefits will not be realized. The loss carryovers and the research and development tax credits expire over a period of 2020 to 2030.

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

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through public and private offerings of our equity securities, payments received under our collaboration agreements, and borrowings under our Loan Agreement. Since our inception, we have raised approximately $443.5 million in net proceeds from sales of our equity securities, and borrowed a total of $23.3 million under our Loan Agreement entered into on September 30, 2007. At September 30, 2011, we held $166.5 million in cash and cash equivalents and have invested substantially all of our available cash and cash equivalents in a money market fund. Borrowings under our Loan Agreement were $2.6 million as of September 30, 2011.

Net cash used in operating activities was $84.1 million, $58.3 million, and $49.5 million during the years ended September 30, 2011, 2010, and 2009, respectively. The $25.8 million increase in net cash used in operating activities during 2011, as compared to 2010, was primarily due to increased operating expenses during 2011, driven by the:

•	Initiation and on-going conduct of ELECTRON and ATOMIC, two additional Phase 2b studies for PSI-7977; and

•	Advancement of PSI-938 into NUCLEAR, a two-part Phase 1 study and QUANTUM, a Phase 2b study.

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

Net cash (used in) provided by investing activities was ($0.9 million), ($0.5 million), and $0.1 million during the years ended September 30, 2011, 2010, and 2009, respectively. The net cash used in investing activities during 2011 and 2010 resulted from purchases of lab and computer equipment. The net cash provided by investing activities during 2009 resulted from the maturity of $0.5 million of short-term investments that was mostly offset by $0.3 million of purchases of equipment, and $0.1 million of restricted cash used as collateral for a letter of credit.

Net cash provided by financing activities was $124.3 million, $127.5 million, and $44.7 million during the years ended September 30, 2011, 2010, and 2009, respectively. The net cash provided by financing activities during 2011 includes $123.4 million of net proceeds from a common stock offering completed in January 2011 and proceeds from the exercise of stock options of $10.1 million that were partially offset by principal payments on long-term debt of $9.2 million. The net cash provided by financing activities during 2010 includes $133.9 million of net proceeds from common stock offerings completed in February 2010 and May 2010 and proceeds from the exercise of stock options of $1.9 million that were partially offset by principal payments on long-term debt of $8.3 million. The net cash provided by financing activities during 2009 includes $43.4 million of net proceeds from the common stock offering we completed in February 2009, borrowings of long-term debt of $3.3 million, and proceeds from the exercise of stock options of $1.2 million, that were partially offset by principal payments on long-term debt and capital lease obligations of $3.3 million.

On September 30, 2007, we entered into a Loan Agreement that allowed us to borrow up to $30.0 million in $10.0 million increments. We borrowed the first and second $10.0 million increments by signing two Secured Promissory Notes (“Notes A and B”) on October 5, 2007 and March 28, 2008. Notes A and B bear interest at 12%. On December 12, 2008, we amended the Loan Agreement and borrowed $3.3 million by signing a Secured Promissory Note (“Note C”). Note C bears interest at 12.5%. Note A was repaid in full during fiscal 2011. Notes B and C are to be repaid over a 45-month period with the first 15 monthly payments representing interest only followed by 30 equal monthly payments of principal and interest. The principal monthly payments on each of the two remaining notes begin and end as follows:

Note	Begin	End

Note B	August 1, 2009	January 1, 2012

Note C	May 1, 2010	October 1, 2012

Prepayment of the loans made pursuant to the Loan Agreement is subject to penalty and substantially all of our tangible and intangible assets (except for intellectual property) are collateral for the Loan Agreement. Future total principal repayments of the two remaining Notes amount to $2.5 million in fiscal 2012, and $0.1 million in fiscal 2013. There are no additional borrowings available under the Loan Agreement.

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

Developing drugs, conducting clinical trials and commercializing products is expensive and we will need to raise additional funds to achieve our strategic objectives. Although we believe our existing cash resources, together with anticipated payments under our existing collaboration agreement will be sufficient to fund our projected cash requirements for at least the next 12 months, we will require significant additional financing in the future to complete our clinical trials for PSI-7977 and PSI-938, to fund our portion, if any, of the cost of clinical trials for mericitabine (or RG7128) completed outside of the territories licensed by Roche, and to fund our other operations. Additional financing may not be available on acceptable terms, if at all. Our future capital requirements will depend on many factors, including:

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

Contractual Obligations and Commitments

We have an operating lease for office and laboratory space located in Princeton, New Jersey through May 22, 2015. The annual occupancy expense under this lease is approximately $836,000. We also have an operating lease for office space located in Durham, North Carolina through December 31, 2015. The annual occupancy expense under this lease is approximately $84,000. We executed three secured promissory notes totaling $23.3 million; $10.0 million in October 2007, $10.0 million in March 2008, and $3.3 million in December 2008. The $10.0 million note executed in October 2007 was repaid in full during 2011 and the two remaining secured promissory notes require payments of interest only for the first 15 months followed by 30 equal monthly payments of principal and interest. As of September 30, 2011, future payments under the two remaining promissory notes and minimum future payments under non-cancellable operating leases are as follows:

	Total	Payments Due By Period
		Less than 1 year	1-3 Years	4-5 Years	After 5 Years
	(In thousands)
Debt obligations
Debt maturities	$2,599	$2,470	$129	$—	$—
Contractual interest	123	122	1	—	—
Capital lease obligations
Debt maturities	—	—	—	—	—
Contractual interest	—	—	—	—	—
Operating leases	3,407	918	1,842	647
Purchase obligations	—	—	—	—	—

Total contractual obligations	$6,129	$3,510	$1,972	$647	$—

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

With regard to recognizing revenue for revenue recognition for multiple deliverable revenue arrangements, each deliverable within a multiple-deliverable revenue arrangement is accounted for as a separate unit of accounting under the guidance of the new authoritative guidance if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control.

In addition, multiple deliverable revenue arrangement consideration is allocated at the inception of an arrangement to all deliverables using the relative selling price method. We also apply a selling price hierarchy for determining the selling price of a deliverable, which includes (1) vendor-specific objective evidence, if available, (2) third-party evidence, if vendor-specific objective evidence is not available, and (3) estimated selling price if neither vendor-specific nor third-party evidence is available.

Deferred revenue associated with a non-refundable payment received under a collaborative agreement that is terminated prior to its completion results in an immediate recognition of the deferred revenue.

Research and Development Expenses—Research and development expenses consist primarily of costs of clinical trials (including API) salaries and related personnel expenses, fees paid to external service providers, costs of preclinical studies, drug and laboratory supplies, costs for facilities and equipment, and the costs of intangibles that are purchased from others for use in research and development activities, such as in-licensed product candidates, that have no alternative future uses. Research and development expenses are included in operating expenses when incurred. Reimbursements received from the Company’s collaborator(s) for third-party research and development expenses incurred by the Company on their behalf are recorded as a contra-expense. Amounts due from collaborators for reimbursement of research and development expenses are recorded on the balance sheets as “Amounts due from collaboration partner.”

Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized. Such amounts are then recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided.

Accrued Expenses

We are required to estimate accrued expenses as part of our process of preparing financial statements. This process involves estimating the level of service performed on our behalf and the associated cost incurred in instances where we have not been invoiced or otherwise notified of actual costs. Examples of areas in which subjective judgments may be required include costs associated with services provided by contract organizations for preclinical development, clinical trials and manufacturing of clinical materials. We account for expenses associated with these external services by determining the total cost of a given study based on the terms of the related contract. We accrue for costs incurred as the services are being provided by monitoring the status of the trials and the invoices received from our external service providers. In the case of clinical trials, the estimated cost normally relates to the projected costs of having subjects enrolled in our trials, which we recognize over the estimated term of the trial according to the number of subjects enrolled in the trial on an ongoing basis, beginning with subject enrollment. As actual costs become known to us, we adjust our accruals. To date, the number of clinical trials and related research service agreements has been relatively limited and our estimates have not differed significantly from the actual costs incurred. We expect, however, as clinical trials for PSI-7977 and PSI-938 advance, that our estimated accruals for clinical and research services will be more material to our operations in future periods.

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

Recently Adopted Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”) which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. In accordance with this ASU, we adopted this guidance on October 1, 2011. The adoption of ASU 2011-05 did not have an impact on the Company.

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

Interest Rate Risk

We invest our excess cash in high quality, interest-bearing securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid mutual and money market funds, and high quality marketable debt instruments of corporations, government agencies and financial institutions with maturities of less than two years. If a 10% change in interest rates were to have occurred on September 30, 2011, this change would not have had a material effect on future earnings, cash flows or the fair value of our investment portfolio as of that date. In addition, our secured promissory notes have fixed interest rates of 12% and 12.5%.

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

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Exchange Act as of September 30, 2011. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the SEC. These disclosure controls and procedures include, among other things, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, management is required to apply its judgment in evaluating the benefits of possible disclosure controls and procedures relative to their costs to implement and maintain.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, our management believes that, as of September 30, 2011, our internal control over financial reporting is effective. In addition, no changes in our internal control over financial reporting have occurred during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information regarding executive officers and directors required by this Item 10 will be included in the Definitive Proxy Statement for our 2012 Annual Meeting, or 2012 Proxy Statement, under “Proposal 1—Election of Directors”, “Executive Officers of the Company”, “Director Nomination Process” and “Board Committees” and is incorporated herein by reference. Other information required by this Item 10 will be included in the 2012 Proxy Statement under “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics and Business Conduct” and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the information contained under the sections captioned “Executive Compensation”, “Compensation of Directors”, “Compensation Committee Interlocks and Insider Participation” and Report of the Compensation Committee of the 2012 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the information contained under the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Our Equity Incentive Plans” of the 2012 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the information contained under the sections captioned “Certain Relationships and Related Transactions” and “Board Determination of Independence” of the 2012 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the information contained under the sections captioned “Information About Fees of Independent Registered Public Accounting Firm” and “Pre-Approval Policies and Procedures” of the 2012 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

The following documents are included on pages F-2 through F-23 attached hereto and are filed as part of this Annual Report on Form 10-K.

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

Exhibit Number	Description
3.1**	Third Amended and Restated Certificate of Incorporation of the Registrant (Exhibit 3.1) (5)

3.2**	Second Amended and Restated Bylaws, as amended, of Pharmasset, Inc. (Exhibit 3.1) (11)

4.1**#	Pharmasset, Ltd. 1998 Stock Plan, as amended (Exhibit 4.4) (3)

4.2**#	2007 Equity Incentive Plan, as amended on March 23, 2011 (Exhibit 4) (13)

4.3**#	Form of agreement for awards under the 2007 Equity Incentive Plan (Exhibit 4.3) (5)

10.1**†	Collaboration Agreement, dated October 29, 2004, between F. Hoffmann-LaRoche Ltd. And Hoffmann-La Roche Inc. and the Registrant (Exhibit 10.1) (14)

10.2**†	Non-exclusive Sublicense Agreement, dated August 26, 2005, between Apath, LLC and the Registrant (Exhibit 10.5) (4)

10.6**#	Employment Agreement, dated as of June 15, 2004, between the Registrant and Peter Schaefer Price (Exhibit 10.15) (1)

10.7**	Lease dated as of May 18, 2005, between 300 CRA LLC and the Registrant (Exhibit 10.18) (1)

10.8**#	Form of Indemnity Agreement for Directors and Officers (Exhibit 10.21) (3)

10.10**#	Form of Change of Control Severance Agreement (Exhibit 10.23) (2)

10.11**#	Severance Agreement, dated as of January 5, 2007, between the Registrant and Abel De La Rosa, Ph.D. (Exhibit 10.24) (2)

10.12**	Venture Loan and Security Agreement dated September 30, 2007 by and between the Registrant and Horizon Technology Funding V LLC (Exhibit 10.23) (8)

10.13**	Secured Promissory Note, dated as of October 5, 2007, between the Registrant and Horizon Technology Funding Group V LLC (Exhibit 10.1) (6)

10.14**	Secured Promissory Note, dated as of March 28, 2008, between the Registrant and Horizon Technology Funding Group V LLC (Exhibit 10.1) (7)

10.15**	First Amendment of Venture Loan and Security Agreement and Warrant, dated as of December 12, 2008 between the Registrant and Horizon Technology Funding Group V LLC (Exhibit 10.1) (9)

10.16**	Secured Promissory Note, dated as of December 12, 2008, between the Registrant and Horizon Technology Funding Group V LLC (Exhibit 10.2) (10)

10.17**	First Extension and Modification of Lease dated June 2, 2009, by and between 300 CRA LLC and Pharmasset, Inc. (Exhibit 10.1) (12)

23.1	Consent of Grant Thornton LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from this Annual Report on Form 10-K for the fiscal year ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Operations; (iii) the Condensed Statements of Cash Flows; and (iv) the Notes to Financial Statements.

  **—Filed Previously

†—	Portions of the Exhibit were omitted and filed separately with the Secretary of the SEC pursuant to an order of the SEC granting our application for confidential treatment filed pursuant to Rule 406 under the Securities Act.
#—Management	contract or compensatory plan or arrangement.
(1)—	Filed as an Exhibit to our Registration Statement on Form S-1 filed with the SEC on May 8, 2006.
(2)—	Filed as an Exhibit to our Registration Statement on Form S-1/A filed with the SEC on January 17, 2007.
(3)—	Filed as an Exhibit to our Registration Statement on Form S-1/A filed with the SEC on March 2, 2007.
(4)—	Filed as an Exhibit to our Registration Statement on Form S-1/A filed with the SEC on April 24, 2007.
(5)—	Filed as an Exhibit to our Annual Report on Form 10-K filed with the SEC on December 31, 2007.
(6)—	Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on October 11, 2007.
(7)—	Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on March 28, 2008.
(8)—	Filed as an Exhibit to our Annual Report on Form 10-K filed with the SEC on December 11, 2008.
(9)	and (10) Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on December 18, 2008.
(11)—	Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on March 22, 2010.
(12)—	Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on June 17, 2009.
(13)—	Filed as an Exhibit to our Registration Statement on Form S-8 filed with the SEC on May 9, 2011.
(14)—	Filed as an Exhibit to our Annual Report on Form 10-K filed with the SEC on November 23, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMASSET, INC.

November 14, 2011	By:	/S/ P. SCHAEFER PRICE
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

Name	Title	Date

/S/ P. SCHAEFER PRICE P. Schaefer Price	Director, President and Chief Executive Officer (Principal Executive Officer)	November 14, 2011

/S/ KURT LEUTZINGER Kurt Leutzinger	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	November 14, 2011

/S/ HERBERT J. CONRAD Herbert J. Conrad	Chairman of the Board of Directors	November 14, 2011

/S/ WILLIAM J. CARNEY, ESQ. William J. Carney, Esq.	Director	November 14, 2011

/S/ ELLIOT F. HAHN, PH.D. Elliot F. Hahn, Ph.D.	Director	November 14, 2011

/S/ MICHAEL K. INOUYE Michael K. Inouye	Director	November 14, 2011

/S/ ROBERT F. WILLIAMSON III Robert F. Williamson III	Director	November 14, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Pharmasset, Inc.

We have audited the accompanying balance sheets of Pharmasset, Inc. (the “Company”) as of September 30, 2011 and 2010, and the related statements of operations and comprehensive net loss, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pharmasset, Inc. as of September 30, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pharmasset Inc.’s internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated November 14, 2011 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

November 14, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Pharmasset, Inc.

We have audited Pharmasset, Inc.’s (the “Company”) internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Pharmasset, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Pharmasset, Inc. as of September 30, 2011 and 2010, and the related statements of operations and comprehensive net loss, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2011 and our report dated November 14, 2011 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

November 14, 2011

PHARMASSET, INC.

BALANCE SHEETS

(in thousands, except par value, share and per share amounts)

	As of September 30,
	2011	2010
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$166,455	$127,081
Amounts due from collaboration partner	—	6
Prepaid expenses and other assets	3,528	718

Total current assets	169,983	127,805

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
Equipment	4,811	4,060
Leasehold improvements	1,837	1,837

	6,648	5,897
Less accumulated depreciation and amortization	(4,665)	(4,184)

Total equipment and leasehold improvements, net	1,983	1,713
Restricted cash	100	100
Other assets	139	143

Total	$172,205	$129,761

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$2,470	$8,705
Accounts payable	5,703	5,037
Accrued expenses	7,467	5,863
Deferred rent	28	25
Deferred revenue	633	985

Total current liabilities	16,301	20,615
Deferred rent	91	93
Deferred revenue	1,425	1,971
Long-term debt, net of discount of $13 and $150 as of September 30, 2011 and 2010, respectively	116	2,934

Total liabilities	17,933	25,613

Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 100,000,000 shares authorized, 75,556,036 and 68,087,796 shares issued and outstanding at September 30, 2011 and 2010, respectively	76	68
Warrants to purchase 254,496 shares of common stock for $6.03 per share at September 30, 2010	—	1,230
Additional paid-in capital	478,848	336,317
Accumulated deficit	(324,652)	(233,467)

Total stockholders’ equity	154,272	104,148

Total	$172,205	$129,761

See notes to financial statements.

PHARMASSET, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands except share and per share amounts)

	Years Ended September 30,
	2011	2010	2009
Revenues	$897	$1,020	$13,293

COSTS AND EXPENSES:
Research and development	75,850	48,261	52,552
General and administrative	16,651	16,458	13,365

Total costs and expenses	92,501	64,719	65,917

Operating loss	(91,604)	(63,699)	(52,624)
Investment income	15	8	221
Other income	489	—	—
Interest expense	(1,058)	(2,391)	(3,190)

Loss before income taxes	(92,158)	(66,082)	(55,593)
Provision (benefit) for income taxes	(973)	—	—

Net loss	$(91,185)	$(66,082)	$(55,593)

COMPREHENSIVE LOSS:
Net loss	$(91,185)	$(66,082)	$(55,593)
Unrealized gain on available-for-sale investments	—	—	3

Comprehensive loss	$(91,185)	$(66,082)	$(55,590)

NET LOSS PER SHARE:
Basic and diluted	$(1.25)	$(1.07)	$(1.05)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	72,776,981	61,909,966	52,959,064

See notes to financial statements.

PHARMASSET, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2011, 2010, AND 2009

(in thousands)

					Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Warrants		Common Stock
	Shares	Amount	Shares	Amount
BALANCE—September 30, 2008	232	$1,140	46,680	$46	$145,796	$(3)	$(111,792)	$35,187
Exercise of stock options	—	—	472	—	1,224	—	—	1,224
Stock compensation and restricted shares issued	—	—	28	—	4,562	—	—	4,562
Net proceeds from issuances of common stock	—	—	9,356	10	43,415	—	—	43,425
Unrealized gain on available-for-sale investments	—	—	—	—	—	3	—	3
Grant of warrants in connection with debt financing	22	90	—	—	—	—	—	90
Net loss	—	—	—	—	—	—	(55,593)	(55,593)

BALANCE—September 30, 2009	254	1,230	56,536	56	194,997	—	(167,385)	28,898
Exercise of stock options	—	—	508	—	1,895	—	—	1,895
Stock compensation and restricted shares issued	—	—	24	—	5,550	—	—	5,550
Net proceeds from issuances of common stock	—	—	11,020	12	133,875	—	—	133,887
Net loss	—	—	—	—	—	—	(66,082)	(66,082)

BALANCE—September 30, 2010	254	1,230	68,088	68	336,317	—	(233,467)	104,148
Exercise of stock options	—	—	1,658	2	10,143	—	—	10,145
Stock compensation and restricted shares issued	—	—	18	—	7,813	—	—	7,813
Net proceeds from issuance of common stock	—	—	5,590	6	123,345	—	—	123,351
Exercise of warrants	(254)	(1,230)	202	—	1,230	—	—	—
Net loss	—	—	—	—	—	—	(91,185)	(91,185)

BALANCE—September 30, 2011	—	$—	75,556	$76	$478,848	$—	$(324,652)	$154,272

See notes to financial statements.

PHARMASSET, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended September 30,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(91,185)	$(66,082)	$(55,593)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	598	532	498
Amortization	—	326	489
Non-cash stock compensation	7,813	5,550	4,562
Non-cash interest expense	166	395	544
Changes in operating assets and liabilities:
Amounts due from collaboration partner, prepaid expenses and other assets	(2,829)	1,257	348
Accounts payable	666	2,504	67
Accrued expenses	1,604	(1,813)	1,493
Deferred rent	1	38	(124)
Deferred revenue	(898)	(985)	(1,785)

Net cash used in operating activities	(84,064)	(58,278)	(49,501)

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturity of short-term investments	—	—	500
Purchase of equipment and leasehold improvements	(868)	(540)	(251)
Restricted cash	—	—	(100)

Net cash (used in) provided by investing activities	(868)	(540)	149

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	—	3,333
Proceeds from exercise of stock options	10,145	1,895	1,224
Principal payments on long-term debt	(9,190)	(8,291)	(3,253)
Principal payments on capital lease obligations	—	—	(42)
Proceeds from issuance of common stock, net of issuance costs of $6,141, $7,128, and $2,092 paid during 2011, 2010 and 2009, respectively	123,351	133,887	43,425

Net cash provided by financing activities	124,306	127,491	44,687

Net increase (decrease) in cash and cash equivalents	39,374	68,673	(4,665)
Cash and cash equivalents—Beginning of period	127,081	58,408	63,073

Cash and cash equivalents—End of period	$166,455	$127,081	$58,408

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$892	$1,996	$2,646
Noncash transactions:
Unrealized gain on available-for-sale investments	$—	$—	$3
Value of warrants granted in connection with debt financing	$—	$—	$90
Value of warrants exercised by converting warrants into shares of common stock (“net issuance method”)	$1,230	$—	$—
Disposal of equipment (fully depreciated)	$117	$—	$—

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

We currently have three clinical-stage product candidates advancing in clinical trials in various HCV populations as follows:

•

Our pyrimidine, PSI-7977, an unpartnered uracil nucleotide analog polymerase inhibitor, is initiating a pivotal Phase 3 program that currently consists of three interferon-free, 12-week studies in combination with ribavirin (“RBV”) in subjects with all HCV genotypes, and seven Phase 2 studies, including studies with shortened durations of interferon and interferon-free regimens, in subjects with all HCV genotypes.

•

Our purine, PSI-938, an unpartnered guanine nucleotide analog polymerase inhibitor, is currently being studied in QUANTUM, a Phase 2b interferon-free study evaluating multiple regimens of PSI-938 alone or in combination with PSI-7977 and/or RBV in subjects with all HCV genotypes.

•

Mericitabine (or RG7128), a nucleoside analog polymerase inhibitor, is currently in three Phase 2b studies and one interferon-free study being conducted through a strategic collaboration with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (“Roche”).

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

Stock Split—Our board of directors declared a stock dividend to effect a two-for-one stock split. Holders of Pharmasset common stock at the close of business on August 22, 2011, the record date, received one additional share of common stock for every share of common stock they owned. The stock dividend was distributed at the close of business on August 31, 2011. All share and per share amounts have been restated for all periods presented to reflect the two-for-one stock split.

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

Cash and Cash Equivalents—Cash and cash equivalents represent cash and highly liquid investments with maturity dates of three months or less and consist primarily of mutual and/or money market funds.

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

•

Level 2—Financial assets whose values are based on quoted market prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets.

•

Level 3—Financial assets whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset.

As of September 30, 2011 and 2010, the Company did not have any Level 2 or 3 financial assets and the Company’s Level 1 financial assets were as follows:

	Level 1
	September 30,
	2011	2010
	(in thousands)
Money Market Funds (invested in short-term U.S. Treasury Obligations)	$166,455	$127,081
Certificate of Deposit	100	100

Total	$166,555	$127,181

The Certificate of Deposit included above as of September 30, 2011 and 2010 is acting as cash collateral for a letter of credit that is in place to support a performance bond required to ensure payment of import duties on supplies used in the Company’s development programs, and is classified as Restricted Cash on the balance sheets as of September 30, 2011 and 2010.

Concentrations of Credit Risk, Suppliers, and Revenues—The Company’s financial instruments that potentially subject it to concentrations of credit risk are cash and cash equivalents and investments. The Company invests cash that is not currently being used in operations in accordance with its investment policy. The policy allows for the purchase of low-risk, investment grade debt securities issued by the United States government and very highly-rated banks and corporations, subject to certain concentration limits. The policy allows for maturities that are not longer than two years for individual securities and an average of one year for the portfolio as a whole.

The Company relies on certain materials used in its development process, some of which are procured from a single source. The failure of a supplier, including a subcontractor, to deliver on schedule could delay or interrupt the development process and thereby adversely affect the Company’s operating results.

During each of the years ended September 30, 2011, 2010 and 2009, the Company derived all of its revenues from one customer.

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

With regard to recognizing revenue for multiple deliverable revenue arrangements, each deliverable within a multiple-deliverable revenue arrangement is accounted for as a separate unit of accounting if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control.

In addition, multiple deliverable revenue arrangement consideration is allocated at the inception of an arrangement to all deliverables using the relative selling price method. The Company also applies a selling price hierarchy for determining the selling price of a deliverable, which includes (1) vendor-specific objective evidence, if available, (2) third-party evidence, if vendor-specific objective evidence is not available, and (3) estimated selling price if neither vendor-specific nor third-party evidence is available.

Deferred revenue associated with a non-refundable payment received under a collaborative agreement that is terminated prior to its completion results in an immediate recognition of the deferred revenue.

Research and Development Expenses—Research and development expenses consist primarily of costs of clinical trials (including active pharmaceutical ingredients (“API”)), salaries and related personnel expenses, fees paid to external service providers, costs of preclinical studies, laboratory supplies, costs for facilities and equipment, and the costs of intangibles that are purchased from others for use in research and development activities, such as in-licensed product candidates, that have no alternative future uses. Research and development expenses are included in operating expenses when incurred. Reimbursements received from the Company’s collaborator(s) for third-party research and development expenses incurred by the Company on their behalf are recorded as a contra-expense. Amounts due from collaborators for reimbursement of research and development expenses are recorded on the balance sheets as “Amounts due from collaboration partner.”

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

	Years Ended September 30,
	2011	2010	2009
	(In thousands, except per share amounts)
Numerator:
Net loss	$(91,185)	$(66,082)	$(55,593)

Denominator:
Weighted average common shares outstanding used in calculation of basic net loss per share	72,777	61,910	52,959
Effect of dilutive securities:
Common stock options	—	—	—
Common stock warrants	—	—	—

Weighted average common shares outstanding used in calculation of diluted net loss per share	72,777	61,910	52,959

Net loss per share: basic and diluted	$(1.25)	$(1.07)	$(1.05)

The following table summarizes the securities outstanding at the end of each period with the potential to become common stock that have been excluded from the computation of diluted net income (loss) per share, as their effect would have been anti-dilutive.

	Years Ended September 30,
	2011	2010	2009
	(In thousands)
Options to purchase common stock	4,928	5,593	5,097
Common stock warrants	—	254	254

Total	4,928	5,847	5,351

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

Recently Adopted Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”) which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. In accordance with this ASU, the Company adopted this guidance on October 1, 2011. The adoption of ASU 2011-05 did not have an impact on the Company.

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

3. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	As of September 30,
	2011	2010
	(In thousands)
Accrued clinical trial expenses	$2,414	$1,771
Accrued compensation	2,664	1,801
Accrued legal fees	1,269	1,770
Other accrued expenses	1,120	521

	$7,467	$5,863

4. CONTRACT REVENUE AGREEMENTS

The following is a reconciliation between cash payments received and receivable under contract revenue agreements and contract revenues reported:

	Years Ended September 30,
	2011	2010	2009
	(In thousands)
Cash received/receivable	$—	$35	$11,509
Deferred	—	—	—
Amortization	897	985	1,784

Revenues	$897	$1,020	$13,293

The Company recorded revenues from the collaboration agreement with Roche comprising 100% of total revenues during the fiscal years ended September 30, 2011, 2010 and 2009. The $0.9 million and $1.0 million of revenues during the years ended September 30, 2011 and 2010, respectively, consist of amortization of up-front and subsequent collaborative and license payments received from Roche previously recorded as deferred revenue. The $13.3 million of revenues during the year ended September 30, 2009 include a $10.0 million milestone payment received from Roche for initiating a Phase 2b study of mericitabine and $1.5 million of research and development payments from Roche for activities related to supporting the development of mericitabine, for which we have no continuing performance obligations. The Company’s performance obligations relating to the $10.0 million milestone payment consisted of successfully completing a Phase 1 study of mericitabine, which led to the initiation of the Phase 2b study for mericitabine that triggered the $10.0 million milestone payment.

Roche—In October 2004, the Company entered into a collaboration and license agreement with Roche to develop PSI-6130 and PSI-6130 prodrugs (including mericitabine) for treating chronic HCV infection, and to discover chemically related nucleoside analog polymerase inhibitors pursuant to a research collaboration. The research collaboration ended in December 2006. The Company granted Roche worldwide rights, excluding Latin America and Korea, to PSI-6130 and its prodrugs (including mericitabine). Roche paid the Company an up-front payment of $8.0 million in 2004 and agreed to pay future research and development costs. The up-front payment has been recorded as deferred revenue and is being amortized over the estimated development period. The portion of the above payments recorded as deferred revenue on the Company’s balance sheets as of September 30, 2011 and 2010 was approximately $2.1 million and $3.0 million, respectively. Roche is also required to make certain future payments to the Company upon the achievement of predefined mericitabine development and marketing milestones in Roche’s territories. In addition, the Company will receive royalties paid as a percentage of total annual net product sales, if any, in Roche’s territories, and the Company will be entitled to receive one time performance payments should net sales from the product exceed specified thresholds.

The Company retained certain co-promotion rights in the United States. The Company will be required to pay Roche royalties on net product sales, if any, in the territories the Company has retained. Prior to the transfer of the IND for mericitabine to Roche, which occurred during December 2008, Roche funded and the Company was responsible for preclinical work, the IND submission, and the initial clinical trial, while Roche managed other preclinical studies and clinical development. Roche reimbursed the Company approximately $1 thousand, $42 thousand, and $0.9 million during the years ended September 30, 2011, 2010, and 2009, respectively, under this agreement. Roche will continue to fund all of the expenses of, and be responsible for, other preclinical studies and future clinical development of mericitabine in the territories licensed to Roche.

The Roche agreement will terminate once there are no longer any royalty or payment obligations. Additionally, Roche may terminate the agreement in whole or in part by providing six months’ written notice to the Company. Otherwise, either party may terminate the agreement in whole or in part in connection with a material breach of the agreement by the other party that is not timely cured. In the event of termination, Roche must assign or transfer to the Company all regulatory filings, trademarks, patents, and preclinical and clinical data related to this collaboration.

Under the current terms of the Roche collaboration agreement, if the Company and Roche succeed in obtaining all of the regulatory approvals specified in the agreement for mericitabine, as of September 30, 2011 the maximum future development and commercialization milestone payments payable to us is $105.0 million ($15.0 million for initiation of a Phase 3 study, $20.0 million for marketing submissions, $40.0 million for health authority approvals, and $30.0 million for achievement of sales milestones). We cannot assure you that we will receive any of these future payments.

5. DEBT

On September 30, 2007, the Company entered into a Loan Agreement that allowed the Company to borrow up to $30.0 million in $10.0 million increments (“Loan Agreement”). The Company borrowed the first and second $10.0 million increments by signing two Secured Promissory Notes (“Notes A and B”) on October 5, 2007 and March 28, 2008, respectively. Notes A and B bear interest at 12%. On December 12, 2008, the Company amended the Loan Agreement and borrowed $3.3 million by signing a Secured Promissory Note (“Note C”). Note C bears interest at 12.5%. Note A was repaid in full during fiscal 2011. Notes B and C are to be repaid over a 45-month period with the first 15 monthly payments representing interest only followed by 30 equal monthly payments of principal and interest. The principal monthly repayments on each of the two remaining notes begin and end as follows:

Note	Begin	End
Note B	August 1, 2009	January 1, 2012
Note C	May 1, 2010	October 1, 2012

Prepayment of the loans made pursuant to the Loan Agreement is subject to penalty and substantially all of the Company’s tangible and intangible assets (except for intellectual property) are collateral for the Loan Agreement. Future total principal repayments of the two remaining Notes amount to $2.5 million in fiscal 2012 and $0.1 million in fiscal 2013. There are no additional borrowings available under the Loan Agreement.

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

In conjunction with entering into the Loan Agreement, the Company granted warrants to the lender to purchase shares of the Company’s common stock (See Note 7). Since these warrants were granted in conjunction with entering into the Loan Agreement and with the intention of executing promissory notes, the relative fair value of the warrant was recorded as equity and deferred interest as the warrants became exercisable and the deferred financing costs and debt discount are being amortized over the term of the promissory notes using the effective interest method. None of these warrants were outstanding as of September 30, 2011.

6. STOCK COMPENSATION

The Company’s 1998 Stock Plan (“1998 Plan”), as amended, was originally adopted by its board of directors during 1998 and subsequently amended in 2000, 2004 and 2006. A maximum of 7,034,030 shares of the Company’s common stock were authorized for issuance under the 1998 Plan. Upon the closing of the Company’s initial public offering, which occurred on May 2, 2007, the Company adopted the 2007 Equity Incentive Plan

(“2007 Plan”). Upon the adoption of the 2007 Plan, no additional awards were issued under the 1998 Plan and the shares remaining for future grant under the 1998 Plan were transferred to the 2007 Plan. The purpose of the 2007 Plan is to provide an incentive to officers, directors, employees, independent contractors, and to other persons who provide significant services to the Company. On September 23, 2009, the Company’s stockholders approved amendments to the “2007 Plan” to remove a provision that allowed for repricing stock options without stockholder approval, added certain minimum vesting periods for nonperformance based grants, and increased the number of shares authorized under the 2007 Plan by 2,000,000 shares (the “Revised 2007 Plan”). On March 23, 2011, the Company’s stockholders approved additional amendments to the Revised 2007 Plan to implement fungible share counting, to clarify repricing provisions, and to increase the number of shares authorized under the Revised 2007 Plan by 4,000,000 shares. As of September 30, 2011, 4,411,648 shares of the Company’s common stock were reserved for future grants under the Revised 2007 Plan of stock options, stock appreciation rights, restricted stock, deferred stock, restricted stock units, performance shares, phantom stock, and similar types of stock awards as well as cash awards. Options granted under the Revised 2007 Plan may be either “incentive stock options,” as defined under Section 422 of the Internal Revenue Code or nonstatutory stock options. Options granted under the Revised 2007 Plan shall be at per share exercise prices equal to the fair value of the shares on the dates of grant. The Revised 2007 Plan will terminate in fiscal 2017 unless it is extended or terminated earlier pursuant to its terms.

Stock Options—The assumptions used and weighted-average information for employee and director grants for the years ended September 30, 2011, 2010 and 2009 are as follows:

	Years Ended September 30,
	2011	2010	2009
Risk free interest rate	1.69%	2.90%	3.19%
Expected dividend yield	0.0%	0.0%	0.0%
Expected lives (years)	6.01	6.00	5.98
Expected volatility	62.24%	64.25%	54.39%
Weighted-average fair value of options granted	$9.78	$6.60	$4.99

Generally, stock options granted under these plans have a contractual life of ten years and vest pro rata over a four year term. A summary of the Company’s stock option activity during the year ended September 30, 2011 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding—September 30, 2010	5,592,578	$6.33
Granted	1,137,874	$17.72
Exercised	(1,657,977)	$6.12
Forfeited	(144,796)	$11.15

Outstanding—September 30, 2011	4,927,679	$8.89

Exercisable—September 30, 2011	3,078,813	$5.55

The range of exercise prices of stock options outstanding at September 30, 2011 was $1.50 to $78.01. The weighted average remaining contractual life of stock options outstanding at September 30, 2011 was 6.69 years. The total intrinsic value of options exercised during the year ended September 30, 2011 was $62.8 million. The Company recognized compensation expense of $7.5 million, $5.0 million and $3.6 million during the years ended September 30, 2011, 2010 and 2009, respectively related to stock options issued to non-employees and employees. As of September 30, 2011 and 2010, $11.6 million and $8.0 million, respectively, of deferred stock-based compensation expense related to employee stock options remained unamortized. The unamortized amount as of September 30, 2011 has a weighted-average period of approximately 1.43 years to be recognized.

Outstanding as of September 30, 2011				Exercisable as of September 30, 2011
Number of Options	Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
1,317,229	1.50–2.24	4.06	$1.76	1,317,229	$1.76
9,668	2.25–2.99	5.53	$2.81	9,668	$2.81
6,667	3.0–3.74	2.46	$3.38	6,667	$3.38
153,333	3.75–5.24	5.60	$4.47	153,333	$4.47
775,665	5.25–7.50	6.07	$6.83	690,390	$6.83
1,565,417	7.51–14.99	7.59	$10.16	846,900	$9.95
1,066,900	15.00–30.53	9.04	$16.37	54,626	$16.11
11,800	30.54–58.45	9.63	$51.64	—	$—
21,000	58.46–78.01	9.89	$68.87	—	$—

As of September 30, 2011, after considering estimated forfeitures there were 4,810,458 options outstanding that were either vested or expected to vest in the future, of which 3,078,813 options were currently exercisable, with weighted average exercise prices of $8.74 and $5.55 per share, aggregate intrinsic values of $354.2 million and $236.5 million and weighted average remaining contractual terms of 6.62 and 6.69 years, respectively.

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

A summary of the Company’s restricted stock activity during the year ended September 30, 2011 is as follows:

Number of Shares
Outstanding—September 30, 2010	133,333
Granted	20,000
Forfeited	(2,000)

Outstanding—September 30, 2011	151,333

During March 2011, the Company issued a total of 20,000 shares of restricted stock to its non-employee directors. As of September 30, 2011, holders were vested in 121,333 of the 151,333 restricted shares outstanding, leaving a total of 30,000 restricted shares unvested as of year end. The weighted average fair value of the shares granted in fiscal 2011 was $33.12 per share.

The Company recognized compensation expense of $0.3 million during each of the years ended September 30, 2011 and 2010 related to restricted stock issued to its non-employee directors (and to the consultant for 2010 only). Unrecognized compensation expense for the restricted shares granted to the non-employee directors was $0.6 million and $0.3 million at September 30, 2011 and 2010, respectively. This amount will be recognized over the remaining vesting period of the restricted shares.

Valuation of Privately-Held Company Stock Options Issued as Compensation—During the years ended September 30, 2010, 2009, and 2008, and during the period April 12, 2007 through September 30, 2007, the Company granted stock options to employees and directors at exercise and purchase prices deemed by the board of directors to be equal to the fair value of the common stock at the time of grant. Prior to January 1, 2006, the fair value of the common stock at the time of grant was determined by the board of directors at each stock option measurement date based on a variety of factors, including the Company’s financial position and historical financial performance, the status of developments within the Company, the composition and ability of the current research and development and management team, an evaluation and benchmark of the Company’s competitors, the current climate in the marketplace, the illiquid nature of the common stock, arm’s length sales of the Company’s capital stock (including redeemable convertible preferred stock), the effect of the rights and preferences of the preferred stockholders, and the prospects of a liquidity event, among others. In preparation for the Company’s planned initial public offering, a retrospective analysis of the fair value of the common stock at option grant dates during 2005 using the methodology prescribed by the guidelines of the American Institute of Certified Public Accountants (“AICPA”) titled “ Valuation of Privately-Held Company Equity Securities Issued as Compensation “ was performed by management. The methodology developed at that time was subsequently applied by management to the valuation of all employee stock options granted since January 1, 2005 through April 11, 2007, the date on which the last options were granted prior to April 27, 2007 when the Company’s stock began trading on NASDAQ. The Company did not rely on an independent appraiser for stock option valuations because the Company used a methodology developed in accordance with AICPA guidelines and relied on the experience of management and members of its board of directors. Factors taken into consideration by this methodology included the judgment of management as to the probability of executing a successful initial public offering; the liquidation preferences of the Company’s preferred stock; the net balance of the Company’s cash, cash equivalents and short term investments; and the present value of the Company’s product candidates as estimated, when available, from the market value of publicly traded companies developing comparable product candidates, and when this was not available, by a discounted cash flow (“DCF”) analysis based on cost and revenue estimates provided by third party clinical research organizations, marketing consultants and management and using discount rates provided by an independent appraiser.

The application of the Company’s methodology for determining the fair value of the Company’s common stock at each issuance date from January 1, 2006 through April 11, 2007 is discussed below:

Between May 24, 2006 and July 10, 2006, the Company granted 894,800 options to employees and members of the Company’s board of directors. The Company’s technology value as a private company was based on clevudine, the Company’s former product candidate for the treatment of hepatitis B virus, alone due to the early stage of development of mericitabine and Racivir. A DCF analysis of clevudine was used due to the absence of a comparable program with an identifiable public market value. The value of the Company’s common stock to a private investor was then calculated by adding this private technology value to the Company’s net cash balance and subtracting the liquidation preference payments that would be made to the holders of the Company’s preferred stock out of the proceeds of a private sale of the Company prior to any participation in the proceeds by holders of the Company’s common stock. This process resulted in an estimate of the value of the Company’s common stock as a private company of $1.94 per share, which the Company’s board of directors deemed to be the appropriate fair value at which to set the exercise price of the options issued at that time. The theoretical value of the Company’s common stock had it been publicly traded at that time was calculated based on published academic research, the Company’s private technology value, and the Company’s net cash balance, then applying a premium to account for the value of the liquidity of a publicly traded stock. No subtraction was made for liquidity preferences, since all the preferred stock was convertible to common stock upon an IPO. This process resulted in an estimate of the theoretical public price of the Company’s common stock, based on clevudine alone, of $4.15 per share. The fair value of the Company’s common stock used for financial reporting purposes was a weighted average of the private and public values, with the weights equal to the probability of executing a successful initial public offering versus a private sale of the Company, as estimated by management with the advice of investment bankers based on the recent experience of other biotechnology companies, market conditions and stockholder support for an initial public offering at that time. During this period, the probability of an IPO was considered to be 50%, resulting in a fair value of the Company’s common stock for financial reporting purposes of $3.05 per share.

On November 7, 2006, the Company granted 634,134 options to employees and members of the Company’s board of directors. The methodology used to determine the fair value of the Company’s common stock at that time was the same as that described above, so only variations in its application are discussed below. The estimated value of the Company’s common stock as a private company increased to $2.01 per share, based on the increase in the value of clevudine as it moved closer to market and the announcement of additional favorable clinical data that supported an increase in the revenue projection contained in the Company’s DCF analysis. This increase in clevudine’s value was partly offset by a reduction in the Company’s net cash balance. The theoretical public price of the Company’s common stock, based on clevudine alone, was estimated to be $4.38 at that time and the probability of an IPO was considered to be 50%, resulting in a weighted average fair value for financial reporting purposes of $3.19 per share.

From January 1, 2007 through April 11, 2007, the Company granted 295,000 options to employees and to a member of the Company’s board of directors. The methodology used to determine the fair values of the Company’s common stock during this time was the same as that described above, so only variations in its application are discussed below. The estimated value of the Company’s common stock as a private company increased to amounts ranging from $2.01 to $2.82 per share, based on the increase in the value of the mericitabine program as it advanced through Phase 1 clinical trials based on the valuation of a publicly traded company with an HCV program at a similar stage of development. The theoretical public price of the Company’s common stock, based on clevudine and mericitabine, ranged from $4.42 to $5.64 during this time and the probability of an IPO was considered to be 90%, resulting in weighted average fair values for financial reporting purposes ranging from $3.27 to $5.36 per share.

During the year ended September 30, 2006, the Company granted 22,666 options to non-employees. The fair value of these awards on the initial grant date of $30,406 was estimated using the Black-Scholes option-pricing methodology.

7. STOCKHOLDERS’ EQUITY AND WARRANTS

Common Stock—As of September 30, 2011, the Company had 100,000,000 shares of common stock authorized with a par value of $0.001 and the Company had reserved 4,927,679 shares of common stock for issuance upon the exercise of outstanding common stock options. Also, 4,411,648 shares of the Company’s common stock were reserved for future grants of stock options (or other similar equity instruments) under the Company’s Revised 2007 Plan as of September 30, 2011.

On January 26, 2011, the Company completed an underwritten public offering of 5,590,000 shares of the Company’s common stock, which includes the underwriter’s exercise in full of its over-allotment option of 990,000 shares and excludes 2,000,000 shares that were sold by selling stockholders, for a price to the public of $23.17 per share. The underwriter purchased the shares from the Company at a price of $22.13, pursuant to an underwriting agreement. The Company’s net proceeds from the sale of the shares, after deducting the underwriter’s discount and offering expenses, were $123.4 million.

On May 19, 2010, the Company completed an underwritten public offering of 7,360,000 shares of the Company’s common stock (which included the underwriter’s exercise in full of its over-allotment option) for a price to the public of $14.50 per share. The underwriter purchased the shares from the Company at a price of $13.78 per share, pursuant to the underwriting agreement. The net proceeds from the sale of the shares, after deducting the underwriter’s discount and offering expenses, were $101.2 million.

On February 2, 2010, the Company completed an underwritten public offering of 3,660,800 shares of the Company’s common stock (which included the underwriter’s exercise in full of its over-allotment option) for a price to the public of $9.38 per share. The underwriter purchased the shares from the Company at a price of $9.00 per share, pursuant to the underwriting agreement. The net proceeds from the sale of the shares, after deducting the underwriter’s discount and offering expenses, were $32.7 million.

On February 5, 2009, the Company completed a registered direct public offering of 9,356,000 shares of its common stock to a select group of institutional investors at a price of $4.87 per share, resulting in $43.4 million in net proceeds after deducting the placement agent fee and offering costs.

Warrants—In conjunction with entering into a Loan Agreement and with executing three secured promissory notes (See Note 5), the Company granted warrants to the lender to purchase 254,496 shares of the Company’s Common Stock. During the fiscal year ended September 30, 2011, the lender elected to exercise all of the 254,496 warrants using the net issuance method, which resulted in the issuance of 202,264 shares of common stock by the Company.

8. INCOME TAXES

The provision (benefit) for income taxes was ($1.0 million), $0.0 and $0.0 during the years ended September 30, 2011, 2010 and 2009, respectively. The Company’s effective tax rate was (1.1%), 0.0% and 0.0% during the years ended September 30, 2011, 2010 and 2009, respectively. The benefit for income taxes recorded and the effective tax rate for 2011 solely reflect the reversal of a valuation allowance previously recorded against the Company’s New Jersey State net operating losses (“NOL”) that resulted from the Company’s sale of $12.3 million of its New Jersey State NOLs under the State of New Jersey’s Technology Business Tax Certificate Transfer Program for cash of $973 thousand, net of commissions. The program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of NOLs and defined research and development tax credits for cash.

The reconciliation between the federal statutory rate of 34.0% and the Company’s effective tax rate is as follows:

	Years Ended September 30,
	2011	2010	2009
Federal tax	(34.0%)	(34.0%)	(34.0%)
State tax	(4.2%)	(4.0%)	(3.9%)
Sale of NJ State NOLs	(1.1%)	—	—
Change in valuation allowance	46.5%	36.5%	36.3%
Stock compensation	(8.3%)	1.5%	1.6%

	(1.1%)	0.0%	0.0%

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

Deferred tax assets and liabilities are determined based on the difference between financial statement and tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. The components of the deferred taxes consist of the following:

	As of September 30,
	2011	2010
Deferred tax assets:
Capitalized research and development	$309	$565
Net operating loss carryforwards	121,173	78,159
Payments received in collaborations	782	1,124
Licensing agreements	125	139
Stock compensation	2,147	723
Accrued liabilities	444	131
Research and development tax credits	233	138
Deferred rent	35	45
Depreciation	351	319

Gross deferred tax assets	$125,599	$81,343
Valuation allowance	(125,599)	(81,343)

Net deferred tax asset	$—	$—

As of September 30, 2011, the Company’s unrecognized tax benefits of $0.1 million have not significantly changed since October 1, 2007. Since the unrecognized tax benefit has not been utilized on the Company’s tax returns, there is no liability recorded on the balance sheets. The Company does not expect any significant changes to the unrecognized tax benefits within 12 months of the reporting date. In addition, the Company does not have any interest or penalties accrued related to tax positions. In the event the Company determines that accrual of interest or penalties are necessary in the future, the amount will be presented as a component of income taxes.

The IRS could challenge tax positions taken by the Company for the periods for which there are open tax years. The Company is open to challenge for the periods of 2004-2010 from federal and state jurisdictions.

As of September 30, 2011, the Company has United States federal net operating loss carryforwards of approximately $360.6 million available to offset future taxable income, if any. Of the federal net operating losses, $72.0 million was generated from windfall tax benefit stock option deductions. The tax benefit of this portion of the net operating loss will be accounted for directly to equity as additional paid in capital as the stock option related losses are utilized. As of September 30, 2011, the Company also had research and development tax credits of approximately $0.2 million available to offset future tax liabilities. The NOL carryovers and the research and development tax credits expire over a period of 2020 to 2031. The Barbados net operating losses effectively do not carry over as the Company does not anticipate conducting future business in that country. The Company established a full valuation allowance on its net deferred tax assets as it is more likely than not that such tax benefits will not be realized.

Under Section 382 of the Internal Revenue Code (the “Code”), utilization of the NOL and research and development tax credit carryforwards may be subject to a limitation if a change in ownership of the Company, as defined in the Code, occurred previously or that could occur in the future. The Company completed a Section 382 analysis regarding limitation of its NOL and research and development credit carryforwards that covered the period three years prior to its IPO on May 2, 2007 through a public offering of its common stock on February 5, 2009, and concluded that a change in control occurred at the Company during the quarter ended September 30, 2008. This change in control limits the future use of the Company’s NOL and research and development credit carryforwards from fiscal 2008 and prior years. However, based upon the Company’s financial projections, it does not believe that this limitation will result in the expiration of any of these NOL and research and development credit carryforwards before they are able to be utilized.

The Company has also completed a Section 382 analysis regarding limitation of its NOL and research and development credit carryforwards that covered the period from October 1, 2008 through September 30, 2011, and concluded that a change in control did not occur during this three year period. Any future changes in ownership could impact the use of the Company’s NOL and research and development credit carryforwards generated in the affected years. Any limitation may result in expiration of a portion of the NOL or research and development credit carryforwards before utilization, which would reduce the Company’s gross deferred tax assets.

9. COMMITMENTS AND CONTINGENCIES

The Company has an operating lease for office and laboratory space located in Princeton, New Jersey through May 22, 2015. The Company also has an operating lease for office space located in Durham, North Carolina through December 31, 2015.

As of September 30, 2011, minimum future payments under non-cancellable operating leases are as follows:

September 30, 2011
(In thousands)
Fiscal 2012	918
Fiscal 2013	920
Fiscal 2014	922
Fiscal 2015	625
Fiscal 2016	22

Total minimum payments required	$3,407

Rent expense under operating leases was $0.9 million, $0.8 million, and $0.8 million during the years ended September 30, 2011, 2010 and 2009, respectively.

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

10. EMPLOYEE SAVINGS PLAN

The Company maintains a contributory employee savings plan (“401(k) Plan”) for its employees which provides for, among other things, a discretionary employer match of 50 cents on every dollar contributed by each employee under the plan up to a maximum annual amount of 6% of such employee’s salary up to a maximum annual match of $3,500 per employee, such discretionary match being made automatically unless action is taken by the compensation committee to cancel the match for a given year. Expense under the 401(k) Plan was $0.2 million during each of the three years ended September 30, 2011, 2010 and 2009.

11. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables present unaudited quarterly financial data for the Company. The Company’s quarterly results of operations for these periods are not necessarily indicative of future results of operations.

	Three Months Ended
	Dec. 31, 2010	March 31, 2011	June 30, 2011	Sept. 30, 2011
	(in thousands, except per share data)
Revenues:	$247	$247	$246	$157
Net loss	$(23,503)	$(19,857)	$(22,605)	$(25,220)
Net loss per common share: Basic and Diluted	$(0.34)	$(0.27)	$(0.30)	$(0.33)

	Three Months Ended
	Dec. 31, 2009	March 31, 2010	June 30, 2010	Sept. 30, 2010
	(in thousands, except per share data)
Revenues:	$269	$251	$249	$251
Net loss	$(13,869)	$(16,061)	$(16,020)	$(20,132)
Net loss per common share: Basic and Diluted	$(0.25)	$(0.27)	$(0.25)	$(0.30)

Basic and diluted net loss per common share are identical since common equivalent shares are excluded from the calculation as their effect is antidilutive. Basic and diluted net loss per common share amounts included in the above tables are computed independently for each of the quarters presented. Accordingly, the sum of the quarterly basic and diluted net loss per common share amounts may not agree to the total for the year.

EXHIBIT INDEX

Exhibit Number	Description
23.1	Consent of Grant Thornton LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from this Annual Report on Form 10-K for the fiscal year ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Operations; (iii) the Condensed Statements of Cash Flows; and (iv) the Notes to Financial Statements.